Form 10-Q
period 2008-06-30
Secure Window Blinds, Inc.
filed 2008-08-11
CIK 1432290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________

 Commission File Number 333-150630

SECURE WINDOW BLINDS, INC.

(Exact name of business issuer as specified in its charter)

Nevada

                         20-5982715

      (State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

112 North Curry Street

Carson City, Nevada, 89703

 (Address of principal executive offices)

(905) 732-3299

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                             Yes |X| No |   |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]  (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes |X| No |   |

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2008 the registrant had 7,140,000 shares of common stock, $0.001 par value, issued and outstanding.

                              Index

Page Number
Item 1. Financial Statements – Unaudited
Interim Balance Sheets as of June 30, 2008 and December 31, 2007	4
Interim Statements of Operations for the three months Ended June 30, 2008 and June 30, 2007; the six months ended June 30, 2008 and June 30, 2007 and cumulative results from Inception (November 27, 2006) to June 30, 2008	5
Interim Statement of Stockholders Equity (Deficit) cumulative from Inception November 27, 2006 to June 30, 2008	6
Interim Statements of Cash Flows for the three months Ended June 30, 2008 and June 30, 2007; the six months ended June 30, 2008 and June 30, 2007; and cumulative results from November 27, 2006 (date of inception) to June 30, 2008	7
Notes to Interim Financial Statements for the six months Ended June 30, 2008	13
Item 2. Management’s Discussion and Analysis or Plan of Operation	14
Item 3. Qualitative and Quantitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14
Item 4T. Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENT

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEET

June 30, 2008

	June 30, 2008 (Unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 1,538	$ 3,468
TOTAL ASSETS	$ 1,538	$ 3,468

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 7,477 3,055	$ 5,000 160

TOTAL LIABILITIES	10,533	5,160

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,140,000 shares of common stock as of June 30, 2008 and 7,000,000 shares of common stock as of December 31, 2007	7,140	7,000
Additional paid-in capital	3,360	-

Deficit accumulated during the development stage	(19,495)	(8,692)
Total stockholder’s (deficit)	(8,995)	(1,692)
Total Liabilities and Stockholder’s Equity	$1,538	$3,468

Going Concern (Note 1)

______________________

Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

 INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30, 2008	Three months ended June 30 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Cumulative results of operations from November 27, 2006 (date of inception) to June 30, 2008
REVENUE
Revenue	$ -	$ -	$ -	$ -	$ -

EXPENSES

Office and general	$ (611)	$ (754)	$ (656)	$ (795)	$ (2,849)
Professional fees	(5,020)	(2,000)	(10,020)	(2,000)	(16,520)
Total General & Administration expenses	$ (5,631)	$ (2,754)	$ (10,676)	$ (2,795)	$ (19,369)

OTHER INCOME AND (EXPENSES)

Exchange Loss	(126)	-	(126)	-	(126)
Total other Income and (Expenses)	$ (126)		$ (126)	-	$ (126)

NET LOSS	$ (5,757)	$ (2,754)	$ (10,802)	$ (2,795)	$ (19,495)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	7,000,358	7,000,000	7,000,358	7,000,000

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

From inception November 27, 2006 to June 30, 2008

	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total

	Number of shares	Amount
Balance, November 27, 2006	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$ 7,000		$ -	$ -	$ 7,000
- Share Subscription receivable	-	-		(7,000)		(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance, December 31, 2006	7,000,000	$ 7,000		(7,000)	(953)	(953)

Subscription received March 5, 2007				7,000		7,000

Net Loss for the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance , December 31, 2007	7,000,000	$ 7,000		-	(8,692)	(1,692)

Common shares issued June 30, 2008 @ $0.025 per share	140,000	$ 140	3,360			3,500
Net loss for six months ended June 30, 2008	-	-		-	(10,803)	(10,803)

Balance June 30, 2008 (Unaudited)	7,140,000	$ 7,140	$ 3,360	$ -	$ (19,495)	$ (8,995)

 The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	From November 27, 2006 (date of inception) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (5,757)	(2,754)	$ (10,802)	$ (2,795)	$ (19,495)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities

- accounts payable and accrued liabilities	477	2,000	2,477	2,000	7,477

NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES	(5,280)	(754)	(8,325)	(795)	(12,018)

CASH FLOW FROM INVESTING ACTIVITY			-	-	-

CASH FLOWS FROM FINANCING ACTIVITY
Increase (decrease) in due to related party	3,000	(897)	2,895	(897)	3,056
Proceeds from issuance of common stock	3,500	-	3,500	-	10,500
Share subscription (receivable) received	-	-	-	7,000	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITY	6,500	(897)	6,395	6,103	13,556

NET INCREASE (DECREASE) IN CASH	1,220	(1,651)	(1,930)	5,308	1,538

CASH, BEGINNING OF PERIOD	318	6,959	3,468	-	-

CASH, END OF PERIOD	$ 1,538	$ 5,308	$ 1,538	$ 5,308	$ 1,538

Supplemental cash flow information.

Cash paid for:

Interest $ -	$ -	$ -	$ - $ -

Income taxes $ -	$ -	$ -	$ - $ -

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Secure Window Blinds, Inc. (the “Company”) is a private company incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. The Company is in the initial development stage and was organized to engage in the business of producing a unique secure window blind.

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 27, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended June 30, 2008 in the amount of $19,495. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of June 30, 2008 the Company had issued 7,000,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company and 140,000 private placement shares at $0.025 per share for net proceeds of $3,500 to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on November 27, 2006 in the State of Nevada. The fiscal year end of the Company is December 31.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with US generally accepted accounting principles.

Segmented Reporting

SFAS Number 131, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended June 30, 2008, all business operations took place in Ontario, Canada.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENT (Unaudited)

 JUNE 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that December be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at June 30, 2008 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

 JUNE 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of June 30, 2008

•

Common stock, $0.001 par value: 75,000,000 shares authorized: 7,140,000 shares issued and outstanding

On December 15, 2006, the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000. On June 30, 2008 the Company issued private placement stock for cash proceeds to the company of $3,500.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  As at June 30, 2008 the Company has a shareholders loan in the amount of $3,056 owed to the President of the Company.   The amounts due to the related party are unsecured and non interest-bearing with no set terms of repayment.     .

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

 JUNE 30, 2008

NOTE 5– INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposed. As of June 30, 2008 the Company had net operating loss carry forwards of approximately $19,495 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

 ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Secure Window Blinds, Inc. (“Secure Window Blinds” the “Company,” “we,” “us”) is a development stage company, incorporated on November 27, 2006, in the State of Nevada.  The Company intends to offer a unique window blind system, which, in addition to all the utility of an ordinary venetian blind, it will also be a home security device by protecting and making any window impenetrable.

The Company did not generate any revenue during the quarter ended June 30, 2008.

Total expenses for the three months ended June 30, 2008 were $5,757 resulting in an operating loss for the fiscal quarter of $5,631 and other loss $126. The operating loss for the period is a result of professional fees in the amount of $5,020, office and general expenses in the amount of $611 and other loss is an exchange loss $126.

As of June 30, 2008 the President has advanced $3,055 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As of June 30, 2008 the Company had $1,538 available in cash and accounts payable of $7,477.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin operations.  Accordingly we must raise cash and our only sources of cash at this time are advances from our officer and director and investments by others through loans or sale of our common equity.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital.  If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.  Additional funding may not be available on favorable terms, if at all.

Plan of Operation

During the next 12 months we must raise capital and start our product development and marketing activities. The S-1 registration statement filed by the Company with the SEC became effective on May 27, 2008 and since that date we have been begun offering our shares for sale in order to raise the capital required to initiate our operations.

Our first anticipated activity is to build the manual secure blind prototype. If sufficient financing is available we will also plan to develop a motorized version of our window blind with the possibility of integration into home alarm and security systems.  The cost of product development is estimated at $27,000

Once the prototypes have been built, we plan to arrange a suitable location from which to manufacture our products and then purchase the necessary material and machinery to cut and paint the slats. The cost of the required machinery will be approximately $15,000

As part of our marketing campaign the Company intends to create an Internet website to showcase our products and establish a sales portal.  We plan to contact and negotiate exclusive partnerships with home security and insurance companies; attend trade shows; distribute flyers and place advertisements in newspapers and magazines.  This sales and marketing activity is anticipated to cost $30,000.

We do not anticipate hiring any employees until the prototypes have been developed and the window blind has been made.

Off Balance Sheet Arrangements

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to maintain the Company and begin operations has been estimated at $72,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $15,000 over the same period. Our officer and director, Mr. Pizzacalla has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this undertaking.  Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company.

There are no other off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have future effect on the business, financial condition, revenue or expenses and/or result of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer.  Based on that evaluation he concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

ITEM 4T. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company.  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

There were no changes in our internal control over financial reporting during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Secure Window Blinds, Inc.

BY:      /s/ Anthony Pizzacalla

 ----------------------

Anthony Pizzacalla

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  August 11, 2008