Form 10-Q
period 2008-09-30
Secure Window Blinds, Inc.
filed 2008-10-27
CIK 1432290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No |  |

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2008 the registrant had 7,620,000 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

Page Number
Item 1. Financial Statements – Unaudited
Interim Balance Sheets as of September 30, 2008 and December 31, 2007	4
Interim Statements of Operations for the three months Ended September 30, 2008 and September 30, 2007; the nine months ended September 30, 2008 and September 30, 2007 and cumulative results from inception (November 27, 2006) to September 30, 2008	5
Interim Statement of Stockholders Equity (Deficit) cumulative from Inception November 27, 2006 to September 30, 2008	6
Interim Statements of Cash Flows for the three months Ended September 30, 2008 and September 30, 2007; the nine months ended September 30, 2008 and September 30, 2007; and cumulative results from November 27, 2006 (date of inception) to September 30, 2008	7
Notes to Interim Financial Statements September 30, 2008	8
Item 2. Management’s Discussion and Analysis or Plan of Operation	12
Item 3. Qualitative and Quantitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14
Item 4T. Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENT

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

INTERIM BALANCE SHEET

SEPTEMBER 30, 2008

	September 30, 2008 (Unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 10,258	$ 3,468

TOTAL ASSETS	$ 10,258	$ 3,468

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,200	$ 5,000
Due to related party	3,056	160

TOTAL LIABILITIES	11,256	5,160

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,620,000 shares of common stock as of September 30, 2008 and 7,000,000 shares of common stock as of December 31, 2007	7,620	7,000
Additional paid-in capital	14,880	-

Deficit accumulated during the development stage	(23,498)	(8,692)
Total stockholder’s (deficit)	(998)	(1,692)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 10,258	$ 3,468

Going Concern (Note 1)

______________________

Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

 INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30, 2008	Three months ended September 30 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative results of operations from November 27, 2006 (date of inception) to September 30, 2008
REVENUE
Revenue	$ -	$ -	$ -	$ -	$ -

EXPENSES

Office and general	$ (109)	$ (45)	$ (288)	$ (840)	$ (2,481)
Professional fees	(3,400)	-	(13,898)	(2,000)	(20,397)
Total General & Administration expenses	$ (3,509)	$ (45)	$ (14,186)	$ (2,840)	$ (22,878)

OTHER INCOME AND (EXPENSES)

Exchange Loss	(494)	-	(620)	-	(620)
Total other Income and (Expenses)	$ (494)	$ -	$ (620)	-	$ (620)

NET LOSS	$ (4,003)	$ (45)	$ (14,806)	$ (2,840)	$ (23,498)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	7,313,696	7,000,000	7,152,336	7,000,000

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

From inception November 27, 2006 to September 30, 2008

	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$ 7,000		$ -	$ -	$ 7,000
- Share Subscription receivable	-	-		(7,000)	-	(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance, December 31, 2006	7,000,000	$ 7,000		(7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000

Net Loss the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance, December 31, 2007	7,000,000	$ 7,000		-	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$ 620	14,880			15,500
Net loss for nine months ended September 30, 2008	-	-		-	(14,806)	(14,806)

Balance September 30, 2008 (Unaudited)	7,620,000	$ 7,620	$ 14,880	$ -	$ (23,498)	$ (998)

 The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

FROM INCEPTION NOVEMBER 27, 2006 to SEPTEMBER 30, 2008

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	From November 27, 2006 (date of inception) to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,003)	$ (45)	$ (14,805)	$(2,840)	$(23,498)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities

Accounts payable and accrued liabilities	723	-	3,200	2,000	8,200

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(3,280)	(45)	(11,605)	(840)	(15,298)

CASH FLOWS FROM FINANCING ACTIVITY
Increase (decrease) in due to related party	-	-	2,895	(897)	3,056
Proceeds from issuance of common stock	12,000	-	15,500	-	22,500
Share subscription (receivable) received	-	-	-	7,000	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITY	12,000	-	18,395	6,103	25,556

NET INCREASE (DECREASE) IN CASH	8,720	(45)	6,790	5,263	10,258

CASH, BEGINNING OF PERIOD	1,538	5,308	3,468	-	-

CASH, END OF PERIOD	$ 10,258	$ 5,263	$ 10,258	$5,263	$10,258

Supplemental cash flow information.

Cash paid for:

Interest	$ -	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

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

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 27, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended September 30, 2008 in the amount of $23,498. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of September 30, 2008 the Company had issued 7,000,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company.

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

For the period ended September 30, 2008, all business operations took place in Ontario, Canada.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

 SEPTEMBER 30, 2008

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

As at September 30, 2008 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

 SEPTEMBER 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of September 30, 2008

•

Common stock, $0.001 par value: 75,000,000 shares authorized: 7,620,000 shares issued and outstanding

On December 15, 2006, the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000. From June to August, 2008 the Company issued private placement stock for cash proceeds to the company of $15,500.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  As at September 30, 2008 the Company has a shareholders loan in the amount of $3,056 owed to the President of the Company.   The amounts due to the related party are unsecured and non interest-bearing with no set terms of repayment.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

 SEPTEMBER 30, 2008

NOTE 5– INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposed. As of September 30, 2008 the Company had net operating loss carry forwards of approximately $23,498 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

The Company did not generate any revenue during the quarter ended September 30, 2008.

Total expenses for the quarter ending September 30, 2008 were $3,509 resulting in an operating loss for the fiscal quarter of $3,509. The operating loss for the period is a result of professional fees in the amount of $3,400, office and general expenses in the amount of $109.

As of September 30, 2008 the President has advanced $3,056 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended September 30, 2008 the Company had $10,258 available in cash and accounts payable of $8,200.

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

Plan of Operation

As our first activity we anticipate building a manual secure blind prototype that will demonstrate its features and functions. If sufficient financing is available we also plan to develop a motorized version of our window blind which could have the possibility of integration into home alarm and security systems.  The cost of product development is estimated at $27,000

Once the prototypes have been built, we intend arrange for a suitable location from which to manufacture our products and then purchase the necessary material and machinery to cut and paint the slats. The cost of the required machinery will be approximately $15,000

As part of our marketing campaign we plan to create an Internet website to showcase our products and establish a sales portal.  The marking plan also includes the intent to contact and negotiate exclusive partnerships with home security and insurance companies; attend trade shows; distribute flyers and place advertisements in newspapers and magazines.  This sales and marketing activity is anticipated to cost approximately $30,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This evaluation was done under the supervision and with the participation of the registrants President and Principal Financial Officer.  Based on that evaluation he concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

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

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September  30, 2008.

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

                        Secure Window Blinds, Inc.

BY:      /s/ Anthony Pizzacalla

 ----------------------

Anthony Pizzacalla

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  October  27, 2008