Form 10-K
period 2008-12-31
Secure Window Blinds, Inc.
filed 2009-02-18
CIK 1432290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number   333-150630

SECURE WINDOW BLINDS, INC.

(Exact name of registrant as specified in its charter)

Nevada

     20-5982715

State or other jurisdiction of

(I.R.S. Employer

             incorporation or organization

Identification No.)

112 North Curry Street

Carson City, Nevada

89703

 (Address of principal executive offices)

         (Zip Code)

Registrant’ telephone number including area code   (905) 732-3299

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value $0.001

None

         (Title of Class)

(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.                    Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.                      Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

   Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                         Yes |X] No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of February 6, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $15,500.

TABLE OF CONTENTS

Page Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	25

PART 1

Item 1: Business

Overview

Secure Window Blinds, Inc. (“Secure Window Blinds” the “Company,” “we,” “us”) is a development stage company, incorporated on November 27, 2006, in the State of Nevada.  The Company intends to offer a unique window blind system, which, in addition to all the utility of an ordinary venetian blind, it will also be a home security device by protecting and making any window impenetrable.

We are a development stage company and have not generated any sales to date. Our product is still in the development stage and is not yet ready for commercial sale. We plan to complete the development of our window blind within the next twelve months and begin recognizing revenue from the sale and distribution of our product thereafter.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our Product

Our planned window blinds consist of series of horizontal stainless steel slats.  The slats are shaped like the letter “S”, when viewed from the side.  The curves on the top and the bottom are on opposite sides of the blind and along its entire length.  The unique design allows the top curve of one slat to hook to the bottom curve of the lower slat interlocking the blinds together.  The slats are multi-directional and can be used in a number of window designs.  In the completely closed position, secure blinds can effectively eliminate all external light from entering into a room and when the slats are interlocked and put under tension, the blind will become a steel wall.  The slats of the secure blinds can be adjusted to allow varying degrees of light into the room.  Indeed the whole blind can be tightly engaged or stacked to allow light to stream completely through the bare window area or opened in place like a conventional blind.

In order to obtain the tension to interlock the slats in the closed position, it will be necessary to pull the bottom rail down and lock it.  There will also be a locking system on the sides.  The secure blinds will run on steel tracks, attached to both sides of the window.  When locking the blinds in the closing position, the side tracks will automatically lock the sides of the slats as well because both locking systems will be connected.

The device consists of a head rail made of steel that houses the mechanisms for positioning the slats and activating cords. The blind itself is made up of ladders, any number of our unique steel slats and a bottom rail that contains pins to hold the cords. A valance will cover the head rail to enhance its appearance. Due to the weight of its material, the blinds will have a pulley system which will make it easy to use by anyone.

Cords or wands can be used to open and close the secure blinds, change the position of the slats and control the tilting operation of the slats.

Secure blinds will be available in widths ranging from 12 to 96 inches and up to 120 inches in height. They will be offered in a large number of colors and with optional accessories and refinements, such as choice of valances, head rail types, ladders, wand or cord, left or right side controls, etc.

The secure blinds can also be motorized and controlled from a wall switch or keypad, remote control, a personal computer or even integrated with the alarm system. This eliminates the hazard of dangling cords.

The Market

The most common window coverings are made of vinyl, PVC, wood (or faux wood), bamboo and lightweight aluminum.  They may be stained, painted, film-coated, or bare.  Vinyl is the most versatile because it can be made stiff or flexible and in almost any size.  It is an option for almost every type of blind.

Our product will compete with regular Venetian blinds and will have the added feature of acting as a home security system giving our product an advantage in the market.  It will be made of heavy material, it will be able to be fitted on large windows but its weight will not create sags because a pulley system with steel cords will allow an even, smooth motion of the slats.  Secure blinds will be offered in various colors and different finishing styles, which will fit any decorating purpose.

We will offer very durable convenient, double-function products, combining security, functionality and style.

Patents

We are in the process of researching patent rights and at present we are not aware of anyone having any patents, trademarks and/or copyright protection for this or any similar product. Upon successful completion of the development of our Product, we plan to apply for patent protection and/or copyright protection in the jurisdictions in which we conduct business and distribute our product.

Government Regulation and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the sale of our product is not subject to special regulatory and/or supervisory requirements.

Employees

We have no employees other than our officer and director.

 Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City NV 89703-4934. Our telephone number is (905) 732-3299

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of December 31, 2008 the Company had thirty-two (32) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our December 31, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2008 Audited Financial Statements - Auditors Report.”

As of December 31, 2008, Secure Window Blinds had $7,019 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our secure window blind and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Secure Window Blinds is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Secure Window Blinds having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Secure Window Blinds is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Secure Window Blinds cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Secure Window Blind's common stock would lose all of their investment.

The Company did not generate any revenue during the fiscal year ended December 31, 2008 and has not raised any revenue since inception.

Total expenses for the fiscal year ending December 31, 2008 were $16,324 resulting in an operating loss for the fiscal year of $16,324. The operating loss for the period is a result of professional fees in the amount of $15,077, office and general expenses in the amount of $1,247.

Total expense in the fiscal year ended December 31, 2007 were $7,739 resulting in total expenses since inception of $25,016 and an operating loss since inception of $25,016.

As of December 31, 2008 the President has advanced $55 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital.  If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.  Additional funding may not be available on favorable terms, if at all.

Plan of Operation

As our first activity we anticipate building a manual secure blind prototype that will demonstrate its features and functions. If sufficient financing is available we also plan to develop a motorized version of our window blind which could have the possibility of integration into home alarm and security systems.  The cost of product development is estimated at $27,000

Once the prototypes have been built, we intend arrange for a suitable location from which to manufacture our products and then purchase the necessary material and machinery to cut and paint the slats. The cost of the required machinery will be approximately $15,000

As part of our marketing campaign we plan to create an Internet website to showcase our products and establish a sales portal.  The marking plan also includes contacting and negotiating exclusive partnerships with home security and insurance companies; attend trade shows; distribute flyers and place advertisements in newspapers and magazines.  This sales and marketing activity is anticipated to cost approximately $30,000.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008

 BALANCE SHEETS

 STATEMENTS OF OPERATIONS

 STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY

 STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.

2667 Camino Del Rio South Plaza B, San Diego, California 92108-3707

Telephone (858) 722-5953

Fax (858) 761-0341, Fax (858) 433-2979

E-Mail changgpark@gmail.com

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Secure Window Blinds, Inc.

We have audited the accompanying balance sheets of Secure Window Blinds, Inc. (A Development Stage “Company”) as of December 31, 2008 and 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and for the period from November 27, 2006 (inception) to December  31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secure Window Blinds, Inc. as of December 31, 2008 and 2007, and the result of its operations and its cash flows for the years then ended and for the period from November 27, 2006 (inception) to December  31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park

____________________

CHANG G. PARK, CPA

February 9, 2009

San Diego, CA. 92108

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

BALANCE SHEETS

December 31, 2008

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 7,019	$ 3,468

TOTAL ASSETS	$ 7,019	$ 3,468

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,100	$ 5,000
Due to related party	55	160

TOTAL LIABILITIES	7,155	5,160

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock as of December 31, 2008 and 7,000,000 shares of common stock as of December 31, 2007	10,620	7,000
Additional paid-in capital	14,880	-

Deficit accumulated during the development stage	(25,636)	(8,692)
Total stockholder’s (deficit)	(136)	(1,692)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 7,019	$ 3,468

Going Concern (Note 1)

______________________

Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

  STATEMENTS OF OPERATIONS

	Year ended December 31, 2008	Year ended December 31, 2007	Cumulative results of operations from November 27, 2006 (date of inception) to December 31, 2008
REVENUE
Revenue	$ -	$ -	$ -

EXPENSES

Office and general	$ 1,247	$ 2,739	$ 3,439
Professional fees	15,077	5,000	21,577
Total General & Administration expenses	$ 16,324	$ 7,739	$ 25,016

OTHER INCOME AND (EXPENSES)

Exchange Loss	(620)	-	(620)
Total other Income and (Expenses)	$ (620)	-	$ (620)

NET LOSS	$ (16,944)	$ (7,739)	$ (25,636)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	9,189,617	7,000,000

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

 STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

From inception November 27, 2006 to December 31, 2008

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$ 7,000		$ -	$ -	$ 7,000
- Share Subscription receivable		-		(7,000)	-	(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance December 31, 2006	7,000,000	$ 7,000		(7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000
Net Loss the year ended December 31, 2007	-	-		-	(7,739)	(7,7390

Balance, December 31, 2007	7,000,000	$ 7,000		-	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$ 620	14,880			15,500
Common shares issued for cash at $0.001 per share	3,000,000	3,000				3,000
Net loss for six months ended December 31, 2008		-		-	(16,944)	(16,944)
Balance, December 31, 2008	10,620,000	$ 10,620	$ 14,880	$ -	$ (25,636)	$ (136)

 The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

FROM INCEPTION NOVEMBER 27, 2006 to DECEMBER 31, 2008

	Year ended December 31, 2008	Year ended December 31, 2007	From November 27, 2006 (date of inception) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (16,944)	$ (7,739)	$ (25,636)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities

Accounts payable and accrued liabilities	2,100	5,000	7,100

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(14,844)	(2,739)	(18,536)

CASH FLOWS FROM FINANCING ACTIVITY
Increase (decrease) in due to related party	(105)	(793)	55
Proceeds from issuance of common stock	18,500	-	25,500
Share subscription (receivable) received	-	7,000	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITY	18,395	6,207	25,555

NET INCREASE (DECREASE) IN CASH	3,551	3,468	7,019

CASH, BEGINNING OF THE YEAR	3,468	-	-

CASH, END OF THE YEAR	$ 7,019	$ 3,468	$ 7,019

Supplemental cash flow information.

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 27, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended December 31, 2008 in the amount of $25,636. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of December 31, 2008 the Company had issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company.

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

For the period ended December 31, 2008, all business operations took place in Ontario, Canada.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTES TO THE FINANCIAL STATEMENT

 DECEMBER 31, 2008

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

As at December 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

 DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

 DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15,

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

 DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of December 31, 2008

•

Common stock, $0.001 par value: 75,000,000 shares authorized: 10,620,000 shares issued and outstanding

On December 15, 2006, the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000.

On May 12, 2008, the Company issued 3,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $3,000.

 From June to August, 2008, the Company issued 620,000 shares private placement stock at $0.025 per share  for net proceeds to the company of $15,500.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000.  As at December 31, 2008 the Company has a shareholders loan in the amount of $55 owed to the President of the Company.   The amounts due to the related party are unsecured and non interest-bearing with no set terms of repayment.

NOTE 5– INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposed. As of December 31, 2008 the Company had net operating loss carry forwards of approximately $25,636 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are the firm of Chang G. Park CPA, PhD, operating from their offices in Chula Vista, CA.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A(T). Controls and Procedures

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

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

There were no changes in our internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age, and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Anthony P. Pizzacalla	48	President, Secretary/ Treasurer, Chief Financial Officer
20 Dauphine Cresc.		and Chairman of the Board of Directors.
Welland, Ontario Canada L3C 2T1

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.  Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred.

Background of Officers and Directors

Anthony P. Pizzacalla retired in April of 2000, at which time he took a contract position with Pacific West Technologies Ltd., and later with Pacific Beer Equipment Ltd. The services he provides for these companies include: general accounting, purchasing (locate suppliers; negotiate prices and terms; issue purchase orders; follow up on deliveries; resolve disputes), weekly payroll, set up and maintain proper personnel records in accordance with regulations, government reporting (prepare and submit sales tax returns, employee deduction remittances and reports Workers Compensation Reports, and Statistics Canada reports), systems and procedures, computer programming and various special projects, as required, such as managing the recording of costs and the submission of claims for government programs offering grants for new product development.

Mr. Pizzacalla also has had previous experience in the: rubber and plastics; molding and extruding; steel fabrication, machining and hydraulics; plastic molding heat treating and metallurgy industries. Those companies for whom he worked ranged in size from 4 to 65 employees.

Mr Pizzacalla has been President of Secure Window Blinds since its inception in November, 2006 to present.

Mr. Pizzacalla is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Secure Window Blinds, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending. No executive Officer or Director of the Company is the subject of any pending legal proceedings. No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer or Director of any business.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants.

Code of Ethics

As of December 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of  December 31, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Anthony Pizzacalla 20 Dauphine Cres. Welland, ON L3C 2T1	10,000,000	94%
	All Officers and Directors as a Group (1 person)	10,000,000	94%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Pizzacalla anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2008 we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2008. For review of our financial statements for the quarters ended March 31, 2008, June 30, 2008 and October 31, 2008 we incurred approximately $6,000 in fees to our principal independent accountants for professional services.

During the fiscal year ended December 31, 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

23.1

Consent of Chang G. Park, CPA, PhD

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Secure Window Blinds, Inc.

BY:      /s/ Anthony Pizzacalla

________________________

Anthony Pizzacalla

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  February 18, 2009