Form 10-Q
period 2009-06-30
Secure Window Blinds, Inc.
filed 2009-08-10
CIK 1432290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

Yes [X] No |   |

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 28, 2009 the registrant had 10,620,000 shares of common stock, $0.001 par value, issued and outstanding.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2009

 BALANCE SHEETS

 STATEMENTS OF OPERATIONS

 STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY

 STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

BALANCE SHEETS

June 30, 2009

	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 406	$ 7,019

TOTAL ASSETS	$ 406	$ 7,019

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 11,600	$ 7,100
Due to related party	56	55

TOTAL LIABILITIES	11,656	7,155

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock as of June 30, 2009 and December 31, 2008	10,620	10,620
Additional paid-in capital	14,880	14,880

Deficit accumulated during the development stage	(36,750)	(25,636)
Total stockholder’s (deficit)	(11,250)	(136)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 406	$ 7,019

Going Concern (Note 1)

______________________

Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

  STATEMENTS OF OPERATIONS (Unaudited)

	Six months ended June 30, 2009	Six months ended June 30, 2008	Three months Ended March 31, 2009	Three months Ended March 31, 2008	Cumulative results of operations from November 27, 2006 (date of inception) to June 30, 2009
REVENUE
Revenue	$ -	$ -	$ -	$ -	$ -

EXPENSES

Office and general	$ 613	$ 656	$ 451	$ 611	$ 4,053
Professional fees	10,500	10,020	3,500	5,020	32,077
Total General & Administration expenses	$ 11,113	$ 10,676	$ 3,951	$ 5,631	$ 36,130

OTHER INCOME AND (EXPENSES)

Exchange (Loss)	$ -	$ (126)	$ -	$ (126)	(620)
Total other Income and (Expenses)	$ -	$ (126)	$ -	$ (126)	$ (620)

NET LOSS	$ (11,113)	$ (10,802)	$ (3,951)	$ (5,757)	$ (36,750)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,620,000	7,000,385	10,620,000	7,000,385

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

 STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

From inception November 27, 2006 to June 30, 2009

	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total

	Number of shares	Amount
Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$ 7,000		$ -	$ -	$ 7,000
- Share Subscription receivable	-	-		(7,000)		(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance, December 31, 2006	7,000,000	$ 7,000		(7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000

Net Loss for the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance , December 31, 2007	7,000,000	$ 7,000		-	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$ 620	14,880			15,500
Common shares issued for cash at $0.001 per share	3,000,000	3,000				3,000
Net loss for the year ended December 31, 2008				-	(16,945)	(16,945)

Balance , December 31, 2008	10,620,000	$ 10,620	$ 14,880	$ -	$ (25,637)	$ (137)
Net loss for the three months ended June 30, 2009					(11,113)	(11,113)
Balance June 30, 2009 (Unaudited)	10,620,000	$ 10,620	$ 14,880	$ -	$ (36,750)	$ (11,250)

 The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30, 2009	Six months ended June 30, 2008	From November 27, 2006 (date of inception) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (11,113)	$ (10,802)	$ (36,750)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities

Accounts payable and accrued liabilities	4,500	2,477	11,600

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(6,613)	(8,325)	(25,150)

CASH FLOWS FROM INVESTING ACTIVITY	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	-	2,895	56
Proceeds from issuance of common stock	-	3,500	25,500
Share subscription (receivable) received	-	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	6,395	25,556

NET INCREASE (DECREASE) IN CASH	(6,613)	(1,930)	406

CASH, BEGINNING OF THE PERIOD	7,019	3,468	-

CASH, END OF THE PERIOD	$ 406	$ 1,538	$ 406

Supplemental cash flow information.

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

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

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 27, 2006 and has no realized revenues since inception. The Company has a deficit accumulated to the period ended June 30, 2009 in the amount of $36,750. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of June 30, 2009 the Company had issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company.

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

For the period ended June 30, 2009, all business operations took place in Ontario, Canada.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

 JUNE 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As at June 30, 2009 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

 JUNE 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 JUNE 30, 2009

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of June 30, 2009

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000.  As at June 30, 2009 the Company has a shareholders loan in the amount of $56 owed to the President of the Company.   The amounts due to the related party are unsecured and non interest-bearing with no set terms of repayment.

NOTE 5– INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposed. As of June 30, 2009 the Company had net operating loss carry forwards of approximately $36,750 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

The Company did not generate any revenue during the quarters ended June 30, 2009.

Total expenses for the three months ending June 30, 2009 were $3,951 resulting in an operating loss for the fiscal quarter of $3,951. The operating loss for the three month period ending June 30, 2009 is a result of professional fees in the amount of $3,500, office and general expenses in the amount of $451.

As of June 30, 2009 the President has advanced $56 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended June 30, 2009 the Company had $406 available in cash and accounts payable of $11,600.

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

Plan of Operation

In our initial stage of operation we anticipate building a manual secure blind prototype that will demonstrate the products features and functions. If sufficient financing is available we also plan to develop a motorized version of our window blind which could have the possibility of integration into home alarm and security systems.  The cost of product development is estimated at $27,000

Once the prototypes have been built, we then intend to arrange for a suitable location from which to manufacture our window blinds and then purchase the necessary material and machinery to cut and paint the slats. The cost of the required machinery will be approximately $15,000

As part of our marketing campaign we plan to create an Internet website to showcase our products and establish a sales portal.  The marking plan also includes contacting and negotiating exclusive partnerships with home security and insurance companies; attend trade shows; distribute flyers and place advertisements in newspapers and magazines.  Our sales and marketing activity is anticipated to cost approximately $30,000.

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

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009

There were no changes in our internal control over financial reporting during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

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

Dated:  August 10, 2009