Form 10-Q
period 2009-09-30
Secure Window Blinds, Inc.
filed 2009-10-30
CIK 1432290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Yes [X] No |   |

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 26, 2009 the registrant had 10,620,000 shares of common stock, $0.001 par value, issued and outstanding.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

 BALANCE SHEETS

 STATEMENTS OF OPERATIONS

 STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY

 STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 355	$ 7,019

TOTAL ASSETS	$ 355	$ 7,019

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 15,383	$ 7,100
Due to related party	55	55

TOTAL LIABILITIES	15,438	7,155

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock as of September 30, 2009 and December 31, 2008	10,620	10,620
Additional paid-in capital	14,880	14,880

Deficit accumulated during the development stage	(40,583)	(25,636)
Total stockholder’s (deficit)	(15,083)	(136)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 355	$ 7,019

Going Concern (Note 1)

______________________

Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

  STATEMENTS OF OPERATIONS (Unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Three months ended September 30, 2009	Three months ended September 30, 2008	Cumulative results of operations from November 27, 2006 (date of inception) to September 30, 2009
REVENUE
Revenue	$ -	$ -			$ -

EXPENSES

Office and general	$ 809	$ 1,165	$ 196	$ 109	$ 5,306
Professional fees	14,138	13,020	3,638	3,400	34,657
Total General & Administration expenses	$ 14,947	$ 14,185	$ 3,834	$ 3,509	$ 39,963

OTHER INCOME AND (EXPENSES)

Exchange Loss	-	(620)	-	(494)	(620)
Total other Income and (Expenses)	$ -	$ (620)	$ -	$ (494)	$ (620)

NET LOSS	$ (14,947)	$ (14,805)	$ (3,834)	$ (4,003)	$ (40,583)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,620,000	7,152,336	10,620,000	7,313,696

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

 STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

From inception November 27, 2006 to September 30, 2009

	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total

	Number of shares	Amount
Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$ 7,000		$ -	$ -	$ 7,000
- Share Subscription receivable	-	-		(7,000)		(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance, December 31, 2006	7,000,000	$ 7,000		(7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000

Net Loss for the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance , December 31, 2007	7,000,000	$ 7,000		-	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$ 620	14,880			15,500
Common shares issued for cash at $0.001 per share	3,000,000	3,000				3,000
Net loss for the year ended December 31, 2008				-	(16,944)	(16,944)

Balance , December 31, 2008	10,620,000	$ 10,620	$ 14,880	$ -	$ (25,636)	$ (136)
Net loss for the three months ended September 30, 2009					(14,947)	(14,947)
Balance June 30, 2009 (Unaudited)	10,620,000	$ 10,620	$ 14,880	$ -	$ (40,583)	$ (15,083)

 The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	From November 27, 2006 (date of inception) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (14,947)	$ (14,805)	$ (40,583)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities

Accounts payable and accrued liabilities	8,253	3,200	15,383

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(6,664)	(11,605)	(25,200)

CASH FLOWS FROM INVESTING ACTIVIT	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	-	2,895	55
Proceeds from issuance of common stock	-	15,500	25,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	18,395	25,555

NET INCREASE (DECREASE) IN CASH	(6,664)	6,790	355

CASH, BEGINNING OF THE PERIOD	7,019	3,468	-

CASH, END OF THE PERIOD	$ 355	$ 10,258	$ 355

Supplemental cash flow information.

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Secure Window Blinds, Inc. (the “Company”) is a private company incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. The Company is in the initial development stage and was organized to engage in the business of producing an unique secure window blind.

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 27, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended September 30, 2009 in the amount of $40,583. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of September 30, 2009 the Company had issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company.

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

For the period ended September 30, 2009, all business operations took place in Ontario, Canada.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

 SEPTEMBER 30, 2009

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

As at September 30, 2009 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

SFAS 168 - In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENT (Unaudited)

 SEPTEMBER 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS 167 - In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

SFAS 166 - In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

SFAS 165 - In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

In September 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

 SEPTEMBER 30, 2009

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

 SEPTEMBER 30, 2009

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of September 30, 2009

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

 From September to August, 2008, the Company issued 620,000 shares private placement stock at $0.025 per share for net proceeds to the company of $15,500.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

 SEPTEMBER 30, 2009

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000.  As at September 30, 2009 the Company has a shareholders loan in the amount of $55 owed to the President of the Company.   The amounts due to the related party are unsecured and non interest-bearing with no set terms of repayment.

NOTE 5– INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposed. As of September 30, 2009 the Company had net operating loss carry forwards of approximately $40,853 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

 ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Secure Window Blinds, Inc. (“Secure Window Blinds” the “Company,” “we,” “us”) is a development stage company, incorporated on November 27, 2006, in the State of Nevada.  We intend to offer a unique window blind system, which, in addition to having all the functionality of an ordinary venetian blind, it will also be a home security device by making any window impenetrable.

We did not generate any revenue during the quarters ended September 30, 2009.

Total expenses for the three months ending September 30, 2009 were $3,834 resulting in an operating loss for the fiscal quarter of $3,834. The operating loss for the three month period ending September 30, 2009 is a result of professional fees of $3,638, office and general expenses of $196.

As of September 30, 2009 our President has advanced $55 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at September 30, 2009 we had $355 available in cash and accounts payable of $15,383.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills.  Additional capital is required because we have not generated any revenues and no revenues are anticipated until we begin operations.  Accordingly, we must raise cash and our only sources of cash at this time are advances from our officer and director and investments made by others through sale of our common equity or from operating loans.

We expect that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We will also be incurring professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital.  If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.  Additional funding may not be available on favorable terms, if at all.

Plan of Operation

In our initial stage of operation we plan to build a manual secure blind prototype that will demonstrate the products features and functions. If sufficient financing is available we also plan to develop a motorized version of the window blind which could possibility be integrated into home alarm and security systems.  The cost of product development is estimated at $27,000

Once the prototypes have been built, we then intend to arrange for a suitable location from which to manufacture our window blinds and then purchase the necessary material and machinery to cut and paint the slats. The cost of the required machinery will be approximately $15,000

Once our product is ready for manufacturing we will initiate our marketing campaign.  We intend to market our window blinds using an Internet website to showcase the products and establish a sales portal.  The marking plan also includes contacting and negotiating exclusive partnerships with home security and insurance companies; attend trade shows; distribute flyers and place advertisements in newspapers and magazines.  Our sales and marketing activity is anticipated to cost approximately $30,000.

We do not expect to be hiring any employees until the prototypes have been developed and the window blind has been made.

Off Balance Sheet Arrangements

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to maintain the Company and begin operations has been estimated at $72,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $15,000 over the same period. Our officer and director, Mr. Pizzacalla has undertaken to provide the Company with operating capital to sustain our business during this twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this undertaking.  Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company.

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

Item 4T. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009

There were no changes in our internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

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

Dated:  October 30, 2009