Form 10-K
period 2009-12-31
Secure Window Blinds, Inc.
filed 2010-03-23
CIK 1432290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number	333-150630

SECURE WINDOW BLINDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5982715
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

112 North Curry Street

Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code	(905) 732-3299

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value $0.001	None
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.      Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of March 1, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $15,500.

TABLE OF CONTENTS

Page
Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	22

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

Our Product

Our planned window blind consist of series of horizontal stainless steel slats. The slats are shaped like the letter “S”, when viewed from the side. The curves on the top and the bottom are on opposite sides of the blind and along its entire length. The unique design allows the top curve of one slat to hook to the bottom curve of the lower slat interlocking the blinds together. The slats are multi-directional and can be used in a number of window designs. In the completely closed position, secure blinds can effectively eliminate all external light from entering into a room and when the slats are interlocked and put under tension, the blind will become a steel wall. The slats of the secure blinds can be adjusted to allow varying degrees of light into the room. Indeed, the whole blind can be tightly engaged or stacked to allow light to stream completely through the bare window area or opened in place like a conventional blind.

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

Government Regulation and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our blinds which are generally applicable to business operations. These include business licensing requirements, income taxes and payroll taxes. In general, the sale of our product is not subject to special regulatory and/or supervisory requirements.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2009.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of December 31, 2009 the Company had thirty-two (32) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our December 31, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2009 Audited Financial Statements - Auditors Report.”

As of December 31, 2009, Secure Window Blinds had $22 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our secure window blind and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Secure Window Blinds is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Secure Window Blinds having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Secure Window Blinds is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If

Secure Window Blinds cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Secure Window Blind's common stock would lose all of their investment.

The Company did not generate any revenue during the fiscal year ended December 31, 2009 and has not raised any revenue since inception.

Total operating expenses for the fiscal year ending December 31, 2009 were $20,948 resulting in an operating loss for the fiscal year of $20,948. The operating loss for the period is a result of professional fees in the amount of $19,638, office and general expenses in the amount of $1,310.

Total operating expense in the fiscal year ended December 31, 2008 were $16,324 and exchange loss $620 resulting in net loss $16,944

Since inception, totoal net loss is $46,584 and an operating loss is $45,964.

As of December 31, 2009 the President has advanced $56 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

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

Plan of Operation

As our first activity we anticipate building a manual secure blind prototype that will demonstrate its features and functions. If sufficient financing is available we also plan to develop a motorized version of our window blind which could have the possibility of integration into home alarm and security systems. The cost of product development is estimated at $27,000

Once the prototypes have been built, we intend to arrange for a suitable location from which to manufacture our product and then purchase the necessary material and machinery to cut and paint the slats. The cost of the required machinery will be approximately $15,000

As part of our marketing campaign we plan to create an Internet website to showcase our products and establish a sales portal. The marking plan also includes contacting and negotiating exclusive partnerships with home security and insurance companies; attending trade shows; distributing flyers and placing advertisements in newspapers and magazines. This sales and marketing activity is anticipated to cost approximately $30,000.

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

Item 8. Financial Statements and Supplementary Data

Chang G. Park, CPA, Ph. D.

( 2667 CAMINO DEL RIO SOUTH PLAZA B ( SAN DIEGO ( CALIFORNIA 92108-3707(

( TELEPHONE (858)722-5953 ( FAX (858) 761-0341 ( FAX (858) 433-2979

( E-MAIL changgpark@gmail[dot]com(

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Secure Window Blinds, Inc.

We have audited the accompanying balance sheets of Secure Window Blinds, Inc. (A Development Stage “Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and for the period from November 27, 2006 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secure Window Blinds, Inc. as of December 31, 2009 and 2008, and the result of its operations and its cash flows for the years then ended and for the period from November 27, 2006 (inception) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

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

/s/Chang Park

____________________

CHANG G. PARK, CPA

February 12, 2010

San Diego, CA. 92108

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

BALANCE SHEETS

December 31, 2009

(Audited)

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 22	$ 7,019

TOTAL ASSETS	$ 22	$ 7,019

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 21,050	$ 7,100
Due to related party	56	55

TOTAL LIABILITIES	21,106	7,155

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock as of December 31, 2009 and December 31, 2008	10,620	10,620
Additional paid-in capital	14,880	14,880

Deficit accumulated during the development stage	(46,584)	(25,636)
Total stockholder’s (deficit)	(21,084)	(136)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 22	$ 7,019

Going Concern (Note 1)

______________________

Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (Audited)

	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative results of operations from November 27, 2006 (date of inception) to December 31, 2009
REVENUE
Revenue	$ -	$ -	$ -

EXPENSES

Office and general	$ 1,310	$ 1,247	$ 4,749
Professional fees	19,638	15,077	41,215
Total General & Administration expenses	$ 20,948	$ 16,324	$ 45,964

OTHER INCOME AND (EXPENSES)

Exchange Loss	-	(620)	(620)
Total other Income and (Expenses)	$ -	$ (620)	$ (620)

NET LOSS	$ (20,948)	$ (16,944)	$ (46,584)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,620,000	9,189,617

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

From inception November 27, 2006 to December 31, 2009

	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$ 7,000		$ -	$ -	$ 7,000
- Share Subscription receivable	-	-		(7,000)	-	(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance, December 31, 2006	7,000,000	$ 7,000		$ (7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000

Net Loss the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance, December 31, 2007	7,000,000	$ 7,000		$ -	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$ 620	14,880			15,500
Common shares issued for cash at $0.001 per share	3,000,000	3,000				3,000
Net loss for the year ended December 31, 2008	-	-		-	(16,944)	(16,944)
Balance, December 31, 2008	10,620,000	$ 10,620	$ 14,880	$ -	$ (25,636)	$ (136)
Net loss for the year ended December 31, 2009					(20,948)	(20,948)

Balance December 31, 2009	10,620,000	$ 10,620	$ 14,880	$ -	$ (46,584)	$ (21,084)

     The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FROM INCEPTION NOVEMBER 27, 2006 to DECEMBER 31, 2009

	(Audited) Year ended December 31, 2009	Year ended December 31, 2008	From November 27, 2006 (date of inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,948)	$(16,944)	$ (46,584)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities

Accounts payable and accrued liabilities	13,951	2,100	21,050

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(6,997)	(14,844)	(25,534)

CASH FLOWS FROM INVESTING ACTIVIT	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	-	(104)	56
Proceeds from issuance of common stock	-	18,500	25,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	18,396	25,556

NET INCREASE (DECREASE) IN CASH	(6,997)	3,552	22

CASH, BEGINNING OF THE YEAR	7,019	3,467	-

CASH, END OF THE YEAR	$ 22	$ 7,019	$ 22

Supplemental cash flow information.

Cash paid for::

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Audited)

DECEMBER 31, 2009

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

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 27, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended December 31, 2009 in the amount of $46,584. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of December 31, 2009 the Company had issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company.

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

For the period ended December 31, 2009, all business operations took place in Ontario, Canada.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Audited)

DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENT (Audited)

DECEMBER 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at December 31, 2009 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

FASB ASC 815-10, Derivatives and Hedging (Prior authoritative literature: FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008 (“SFAS 161”), an amendment of FASB Statement No. 133). FASB ASC 815-10 (SFAS 161) requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS 161), entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS. 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815-10 (SFAS 161)must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS 161) had no impact on the Company’s financial statements.

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events (“SFAS 165”), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company’s financial position or results of operations.

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Audited)

DECEMBER 31, 2009

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of December 31, 2009

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000. On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000. As at December 31, 2009 the Company has a shareholders loan in the amount of $56 owed to the President of the Company. The amounts due to the related party are unsecured and non interest-bearing with no set terms of repayment.

NOTE 5– INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of December 31, 2009 the Company had net operating loss carry forwards of approximately $46,584 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 6– SUBSEQUENT

The Company has evaluated subsequent events through February 12, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are the firm of Chang G. Park CPA, PhD, operating from their offices in San Diego, California. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

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

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

There were no changes in our internal control over financial reporting during the period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

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

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age, and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Anthony P. Pizzacalla	49	President, Secretary/ Treasurer, Chief Financial Officer
20 Dauphine Cresc.		and Chairman of the Board of Directors.
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

Mr. Pizzacalla also has had previous experience in the: rubber and plastics; moulding and extruding; steel fabrication, machining and hydraulics; plastic moulding heat treating and metallurgy industries. Those companies for whom he worked ranged in size from 4 to 65 employees.

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

Code of Ethics

As of December 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of  December 31, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

During the fiscal year ended December 31, 2009 we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2009. For review of our financial statements for the quarters ended March 31, 2009, June 30, 2009 and October 31, 2009 we incurred approximately $6,000 in fees to our principal independent accountants for professional services.

During the fiscal year ended December 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Dated: March 23, 2010

/