Form 10-Q
period 2010-03-31
Secure Window Blinds, Inc.
filed 2010-06-14
CIK 1432290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

Large accelerated filer  ☐ Accelerated filer [   ] Non-accelerated filer [   ]  (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No | |

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 14, 2010 the registrant had 10,620,000 shares of common stock, $0.001 par value, issued and outstanding.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2010

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.

( 2667 CAMINO DEL RIO SOUTH PLAZA B ( SAN DIEGO ( CALIFORNIA 92108 (

( TELEPHONE (858)722-5953 ( FAX (858) 761-0341 ( FAX (858) 764-5480

( E-MAIL changgpark@gmail.com(

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Secure Window Blinds, Inc.

(A Development Stage Company)

We have reviewed the accompanying balance sheet of Secure Window Blinds, Inc. (the Company) as of March 31, 2010, and the related statements of operation, changes in stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2010 and 2009, and for the period from November 30, 2005 (inception) through March 31, 2010. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park

Chang G. Park, CPA

June 14, 2010

San Diego, California

3

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

BALANCE SHEETS

March 31, 2010

	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$ 11	$ 22

TOTAL ASSETS	$ 11	$ 22

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 25,000	$ 21,050
Due to related party	96	56

TOTAL LIABILITIES	25,096	21,106

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock as of March 31, 2010 and December 31, 2009	10,620	10,620
Additional paid-in capital	14,880	14,880

Deficit accumulated during the development stage	(50,585)	(46,584)
Total stockholder’s (deficit)	(25,085)	(21,084)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 11	$ 22

Going Concern (Note 1)

______________________

Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009	Cumulative results of operations from November 27, 2006 (date of inception) to March 31, 2010
REVENUE
Revenue	$ -	$ -	$ -

EXPENSES

Office and general	$ 501	$ 162	$ 6,307
Professional fees	3,500	7,000	43,658
Total General & Administration expenses	$ 4,001	$ 7,162	$ 49,965

OTHER (INCOME) AND EXPENSES

Exchange Loss	-	-	620
Total other (Income) and Expenses	$ -	$ -	$ 620

NET LOSS	$ (4,001)	$ (7,162)	$ (50,585)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,620,000	10,620,000

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

From inception November 27, 2006 to March 31, 2010

	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$ 7,000		$ -	$ -	$ 7,000
- Share Subscription receivable	-	-		(7,000)	-	(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance, December 31, 2006	7,000,000	$ 7,000		$ (7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000

Net Loss the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance, December 31, 2007	7,000,000	$ 7,000		$ -	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$ 620	14,880			15,500
Common shares issued for cash at $0.001 per share	3,000,000	3,000				3,000
Net loss for the year ended December 31, 2008	-	-		-	(16,944)	(16,944)
Balance, December 31, 2008	10,620,000	$ 10,620	$ 14,880	$ -	$ (25,636)	$ (136)
Net loss for the year ended December 31, 2009					(20,948)	(20,948)
Balance December 31, 2009	10,620,000	$ 10,620	$ 14,880	$ -	$ (46,584)	$ (21,084)
Net loss for the period ended March 31, 2010					(4,001)	(4,001)
Balance March 31, 2010 (Unaudited)	10,620,000	$ 10,620	$ 14,880	$ -	$ (50,585)	$ (25,085)

     The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FROM INCEPTION NOVEMBER 27, 2006 to MARCH 31, 2010

(Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	From November 27, 2006 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,001)	$ (7,162)	$ (50,585)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	3,950	3,000	25,000

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(51)	(4,162)	(25,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	40	-	96
Proceeds from issuance of common stock	-	-	25,500
		-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40	-	25,596

NET INCREASE (DECREASE) IN CASH	(11)	(4,162)	11

CASH, BEGINNING OF THE PERIOD	22	7,019	-

CASH, END OF THE PERIOD	$ 11	$ 2,857	$ 11

Supplemental cash flow information.

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

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

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 27, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended March 31, 2010 in the amount of $50,585. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of March 31, 2010 the Company had issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on November 27, 2006 in the State of Nevada. The fiscal year end of the Company is December 31.

Basis of Presentation

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009

Segmented Reporting

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

For the period ended March 31, 2010, all business operations took place in Ontario, Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at March 31, 2010 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2010, the FASB issued Accounting Standards Update ("ASU") No.2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of March 31, 2010

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000. On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000. As at March 31, 2010 the Company has a shareholders loan in the amount of $96 owed to the President of the Company. The amounts due to the related party are unsecured and non interest-bearing with no set terms of repayment.

NOTE 5– INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of March 31, 2010 the Company had net operating loss carry forwards of approximately $50,568 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 6– SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

We did not generate any revenue during the quarter ended March 31, 2010.

Total expenses for the three months ending March 31 2010 were $4,001 resulting in an operating loss for the fiscal quarter of $4,001. The operating loss for the three month period ending March 31, 2010 is a result of professional fees of $3,500, office and general expenses of $501.

As of March 31, 2010 our President has advanced $96 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at March 31, 2010 we had $11 available in cash and accounts payable of $25,000.

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

Management conducted an evaluation of our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted the evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

There were no changes in our internal control over financial reporting during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

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

Dated:  June 14, 2010