Form 10-Q
period 2010-09-30
Secure Window Blinds, Inc.
filed 2010-12-15
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________

 Commission File Number             333-150630

SECURE WINDOW BLINDS, INC.
(Exact name of business issuer as specified in its charter)

Nevada	20-5982715
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

112 North Curry Street
Carson City, Nevada, 89703
 (Address of principal executive offices)

(905) 732-3299
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 14, 2010 the registrant had 10,620,000 shares of common stock, $0.001 par value, issued and outstanding.

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2010

 BALANCE SHEETS

 STATEMENTS OF OPERATIONS

 STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY (DEFICIT)

 STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$7	$22

TOTAL ASSETS	$7	$22

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,502	$21,050
Due to related party	10,596	56

TOTAL LIABILITIES	$35,098	$21,106

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock as of September 30, 2010 and December 31, 2009	10,620	10,620
Additional paid-in capital	14,880	14,880

Deficit accumulated during the development stage	(60,591)	(46,584)
Total stockholder’s (deficit)	(35,091)	(21,084)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$7	$22

Going Concern (Note 1)

______________________
Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

  STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Cumulative results of operations from November 27, 2006 (date of inception) to September 30, 2010
REVENUE
Revenue	$-	$-	$-	$-	$-

EXPENSES

Office and general	$1,507	$809	577	196	$6,256
Professional fees	12,500	14,138	5,500	3,638	53,715
Total General & Administration expenses	$14,007	$14,947	6,077	3,834	$59,971

OTHER (INCOME) AND EXPENSES

Exchange Loss	-	-	-	-	(620)
Total other (Income) and Expenses	$-	$-	$-	$-	$(620)

NET LOSS	$(14,007)	$(14,947)	$(6,077)	$(3,834)	$(60,591)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,620,000	10,620,000	10,620,000	10,620,000

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
From inception November 27, 2006 to September 30, 2010

	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$7,000		$-	$-	$7,000
- Share Subscription receivable	-	-		(7,000)	-	(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance, December 31, 2006	7,000,000	$7,000		$(7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000

Net Loss the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance, December 31, 2007	7,000,000	$7,000		$-	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$620	14,880			15,500
Common shares issued for cash at $0.001 per share	3,000,000	3,000				3,000
Net loss for the year ended December 31, 2008	-	-		-	(16,944)	(16,944)
Balance, December 31, 2008	10,620,000	$10,620	$14,880	$-	$(25,636)	$(136)
Net loss for the year ended December 31, 2009					(20,948)	(20,948)
Balance December 31, 2009	10,620,000	$10,620	$14,880	$-	$(46,584)	$(21,084)
Net loss for the period ended September 30, 2010					(14,007)	(14,007)
Balance September 30, 2010 (Unaudited)	10,620,000	$10,620	$14,880	$-	$(60,591)	$(35,091)

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
 (Unaudited)
	Nine months ended September 30, 2010	Nine months ended September 30, 2009	From November 27, 2006 (date of inception) to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,007)	$(14,947)	$(60,591)
Adjustments to reconcile net loss to net cash used in operating activities
Increase (decrease) in Accounts payable and accrued liabilities	3,452	8,253	24,502

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(10,555)	(6,664)	(36,089)

CASH FLOWS FROM INVESTING ACTIVITY	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	10,540	-	10,596
Proceeds from issuance of common stock	-	-	25,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,540	-	36,096

NET INCREASE (DECREASE) IN CASH	(15)	(6,664)	7

CASH, BEGINNING OF THE PERIOD	22	7,019	-

CASH, END OF THE PERIOD	$7	$355	$7

Supplemental cash flow information.
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Secure Window Blinds, Inc. (the “Company”) is a private company incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. The Company is in the initial development stage and was organized to engage in the business of producing a unique secure window blind. The fiscal year end of the Company is December 31.

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 27, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended September 30, 2010 in the amount of $60,591. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of September 30, 2010 the Company had issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended September 30, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009

Segmented Reporting

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

For the period ended September 30, 2010, all business operations took place in Ontario, Canada.

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss
“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
 SEPTEMBER 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at September 30, 2010 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

In September 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

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
 SEPTEMBER 30, 2010

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of September 30, 2010:

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000.  As at September 30, 2010 the Company has a shareholders loan in the amount of $10,596 owed to the President of the Company.   The amounts due to the related party are unsecured and non interest-bearing with no set terms of repayment.

NOTE 5– INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of September 30, 2010 the Company had net operating loss carry forwards of approximately $58,591 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

We did not generate any revenue during the quarter ended September 30, 2010.

Total expenses for the three months ending September 30, 2010 were $6,077 resulting in an operating loss for the fiscal quarter of $6077. The operating loss for the three month period ending September 30, 2010 is a result of professional fees of $5,500, office and general expenses of $577.

As of September 30, 2010 our President has advanced $10,596 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at September 30, 2010 we had $7 available in cash and accounts payable of $24,502.

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

Dated:  December 15, 2010