Form 10-K/A
period 2009-12-31
Secure Window Blinds, Inc.
filed 2011-03-04
CIK 1432290

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: December 31, 2009
or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-164577

SECURE WINDOW BLINDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5982715
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

112 North Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code (905) 732-3299

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock                                                                                         (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.   Yes ☐        No☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒       No☐
As of January 17, 2010, the registrant had 10,620,000 shares issued and outstanding and the aggregate value of voting and non-voting common equity held by non-affiliates was $15,500.

TABLE OF CONTENTS

Page Number

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	22

PART I

Item 1. Business

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

Plan of Operation

As our first activity we anticipate building a manual secure blind prototype that will demonstrate its features and functions. If sufficient financing is available we also plan to develop a motorized version of our window blind which could have the possibility of integration into home alarm and security systems. The cost of product development is estimated at $27,000.

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

DECEMBER 31, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

BALANCE SHEETS
December 31, 2009
(Audited)

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$22	$7,019

TOTAL ASSETS	$22	$7,019

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,050	$7,100
Due to related party	56	55

TOTAL LIABILITIES	21,106	7,155

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock as of December 31, 2009 and December 31, 2008	10,620	10,620
Additional paid-in capital	14,880	14,880

Deficit accumulated during the development stage	(46,584)	(25,636)
Total stockholder’s (deficit)	(21,084)	(136)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$22	$7,019

Going Concern (Note 1)

______________________
Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS (Audited)

	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative results of operations from November 27, 2006 (date of inception) to December 31, 2009
REVENUE
Revenue	$-	$-	$-

EXPENSES

Office and general	$1,310	$1,247	$4,749
Professional fees	19,638	15,077	41,215
Total General & Administration expenses	$20,948	$16,324	$45,964

OTHER INCOME AND (EXPENSES)

Exchange Loss	-	(620)	(620)
Total other Income and (Expenses)	$-	$(620)	$(620)

NET LOSS	$(20,948)	$(16,944)	$(46,584)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,620,000	9,189,617

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
From inception November 27, 2006 to December 31, 2009

	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$7,000	-	$-	$-	$7,000
- Share Subscription receivable	-	-	-	(7,000)	-	(7,000)
			-
Net Loss for the year ended December 31, 2006	-	-	-	-	(953)	(953)

Balance, December 31, 2006	7,000,000	$7,000		$(7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000

Net Loss the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance, December 31, 2007	7,000,000	$7,000		$-	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$620	14,880			15,500
Common shares issued for cash at $0.001 per share	3,000,000	3,000				3,000
Net loss for the year ended December 31, 2008	-	-		-	(16,944)	(16,944)
Balance, December 31, 2008	10,620,000	$10,620	$14,880	$-	$(25,636)	$(136)
Net loss for the year ended December 31, 2009					(20,948)	(20,948)

Balance December 31, 2009	10,620,000	$10,620	$14,880	$-	$(46,584)	$(21,084)

     The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FROM INCEPTION NOVEMBER 27, 2006 to DECEMBER 31, 2009

	(Audited) Year ended December 31, 2009	Year ended December 31, 2008	From November 27, 2006 (date of inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,948)	$(16,944)	$(46,584)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities

Accounts payable and accrued liabilities	13,951	2,100	21,050

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(6,997)	(14,844)	(25,534)

CASH FLOWS FROM INVESTING ACTIVIT	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	-	(104)	56
Proceeds from issuance of common stock	-	18,500	25,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	18,396	25,556

NET INCREASE (DECREASE) IN CASH	(6,997)	3,552	22

CASH, BEGINNING OF THE YEAR	7,019	3,467	-

CASH, END OF THE YEAR	$22	$7,019	$22

Supplemental cash flow information.
Cash paid for::

Interest	$-	$-	$-

Income taxes	$-	$-	$-
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

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements.

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

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated or plan to initiate the following series of measures.

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

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

PART IV

ITEM 15. EXHIBITS

23.1	Consent of Chang G. Park, CPA, PhD as previously filed with the SEC on 2010-03-23

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secure Window Blinds, Inc.

	BY:	/s/ Anthony Pizzacalla
Anthony Pizzacalla
President, Secretary Treasurer, Principal Executive Officer
Principal Financial Officer and Director
Dated: March 3, 2011