Form 10-Q/A
period 2010-03-03
Secure Window Blinds, Inc.
filed 2011-03-04
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________

 Commission File Number 333-150630

SECURE WINDOW BLINDS, INC.
(Exact name of business issuer as specified in its charter)

Nevada	20-5982715
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes☒ No☐

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

 STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

BALANCE SHEETS
March 31, 2010
	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$11	$22

TOTAL ASSETS	$11	$22

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,000	$21,050
Due to related party	96	56

TOTAL LIABILITIES	25,096	21,106

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock as of March 31, 2010 and December 31, 2009	10,620	10,620
Additional paid-in capital	14,880	14,880

Deficit accumulated during the development stage	(50,585)	(46,584)
Total stockholder’s (deficit)	(25,085)	(21,084)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11	$22

Going Concern (Note 1)

______________________
Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

  STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009	Cumulative results of operations from November 27, 2006 (date of inception) to March 31, 2010
REVENUE
Revenue	$-	$-	$-

EXPENSES

Office and general	$501	$162	$6,307
Professional fees	3,500	7,000	43,658
Total General & Administration expenses	$4,001	$7,162	$49,965

OTHER (INCOME) AND EXPENSES

Exchange Loss	-	-	620
Total other (Income) and Expenses	$-	$-	$620

NET LOSS	$(4,001)	$(7,162)	$(50,585)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,620,000	10,620,000

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
From inception November 27, 2006 to March 31, 2010

	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$7,000		$-	$-	$7,000
- Share Subscription receivable	-	-		(7,000)	-	(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance, December 31, 2006	7,000,000	$7,000		$(7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000

Net Loss the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance, December 31, 2007	7,000,000	$7,000		$-	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$620	14,880			15,500
Common shares issued for cash at $0.001 per share	3,000,000	3,000				3,000
Net loss for the year ended December 31, 2008	-	-		-	(16,944)	(16,944)
Balance, December 31, 2008	10,620,000	$10,620	$14,880	$-	$(25,636)	$(136)
Net loss for the year ended December 31, 2009					(20,948)	(20,948)
Balance December 31, 2009	10,620,000	$10,620	$14,880	$-	$(46,584)	$(21,084)
Net loss for the period ended March 31, 2010					(4,001)	(4,001)
Balance March 31, 2010 (Unaudited)	10,620,000	$10,620	$14,880	$-	$(50,585)	$(25,085)

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
FROM INCEPTION NOVEMBER 27, 2006 to MARCH 31, 2010
(Unaudited)
	Three months ended March 31, 2010	Three months ended March 31, 2009	From November 27, 2006 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,001)	$(7,162)	$(50,585)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities	3,950	3,000	25,000

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(51)	(4,162)	(25,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	40	-	96
Proceeds from issuance of common stock	-	-	25,500
		-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40	-	25,596

NET INCREASE (DECREASE) IN CASH	(11)	(4,162)	11

CASH, BEGINNING OF THE PERIOD	22	7,019	-

CASH, END OF THE PERIOD	$11	$2,857	$11

Supplemental cash flow information.
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the review of our financial statements for the period ended March 31, 2010, our CEO determined  there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

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

Dated:  March 3, 2011