Form 10-Q/A
period 2010-06-30
Secure Window Blinds, Inc.
filed 2011-03-04
CIK 1432290

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

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

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
 (Unaudited)
	Six months ended June 30, 2010	Six months ended June 30, 2009	From November 27, 2006 (date of inception) to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,930)	$(11,113)	$(54,138)
Adjustments to reconcile net loss to net cash used in operating activities
Increase (decrease) in Accounts payable and accrued liabilities	(2,714)	4,500	18,500

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(10,104)	(6,613)	(35,638)

CASH FLOWS FROM INVESTING ACTIVITY	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdrawn	2	-	2
Increase (decrease) in due to related party	10,080	-	10,136
Proceeds from issuance of common stock	-	-	25,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,082	-	25,638

NET INCREASE (DECREASE) IN CASH	(22)	(6,613)	-

CASH, BEGINNING OF THE PERIOD	22	7,019	-

CASH, END OF THE PERIOD	$-	$406	$-

Supplemental cash flow information.
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

As at June 30, 2010 we had $0 available in cash and accounts payable of $29,014.

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

Item 4. Controls and Procedures

In connection with the review of our financial statements for the period ended June 30, 2010, our CEO determined  there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

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