Form 10-Q/A
period 2010-09-30
Secure Window Blinds, Inc.
filed 2011-03-04
CIK 1432290

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

Large accelerated filer  ☐Accelerated filer ☐Non-accelerated filer☐(Do not check if a smaller reporting company) Smaller reporting company ☒

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
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
 SEPTEMBER 30, 2010

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of September 30, 2010

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

Item 4. Controls and Procedures

In connection with the review of our financial statements for the period ended September 30, 2010, our CEO determined  there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, or are reasonably likely to affect, our internal control over financial reporting.

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