Form 10-K
period 2010-12-31
Secure Window Blinds, Inc.
filed 2011-04-15
CIK 1432290

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended: December 31, 2010
or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-164577

SECURE WINDOW BLINDS, INC.
(Exact name of registrant as specified in its charter)

Nevada			20-5982715
(State or other jurisdiction of			(IRS Employer
incorporation or organization)			Identification No.)

	112 North Curry Street, Carson City, Nevada	89703
	(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (905) 732-3299

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of April 14, 2010, the registrant had 10,620,000 shares issued and outstanding and the aggregate value of voting and non-voting common equity held by non-affiliates was $15,500.

TABLE OF CONTENTS

PART I

		Page Number

Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	4

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	20

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2010.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of December 31, 2010 the Company had thirty-two (32) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our December 31, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2010 Audited Financial Statements - Auditors Report.”

As of December 31, 2010, Secure Window Blinds had $1 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our secure window blind and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

The Company did not generate any revenue during the fiscal year ended December 31, 2010 and has not raised any revenue since inception.

Total operating expenses for the fiscal year ending December 31, 2010 were $19,650 resulting in an operating loss for the fiscal year of $19,650. The operating loss for the period is a result of professional fees in the amount of $18,138, office and general expenses in the amount of $1,512.

Total operating expense in the fiscal year ended December 31, 2009 were $20,948 resulting in net loss $20,948. The operating loss for the period is a result of professional fees in the amount of $19,638, office and general expenses in the amount of $1,310

Since inception, total net loss is $66,234 and an operating loss is $65,614.

As of December 31, 2010 the President has advanced $14,645 to the Company. This amount is unsecured, non-interest bearing and with no set terms of repayment.

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
(AUDITED)

DECEMBER 31, 2010

 BALANCE SHEETS

 STATEMENTS OF OPERATIONS

 STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY (DEFICIT)

 STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D. t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979 t E-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Secure Window Blinds, Inc.

We have audited the accompanying balance sheets of Secure Window Blinds, Inc. (A Development Stage “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended December 31, 2010 and 2009, and for the period from November 27, 2006 (inception) to December  31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secure Window Blinds, Inc. as of December 31, 2010 and 2009, and the result of its operations and its cash flows for the years then ended December 31, 2010 and 2009, and for the period from November 27, 2006 (inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

April 14, 2011
San Diego, CA. 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

BALANCE SHEETS
AUDITED
	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$1	$22

TOTAL ASSETS	$1	$22

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,090	$21,050
Due to related party	14,645	56

TOTAL LIABILITIES	$40,735	$21,106

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock as of December 31, 2010 and December 31, 2009	10,620	10,620
Additional paid-in capital	14,880	14,880

Deficit accumulated during the development stage	(66,234)	(46,584)
Total stockholder’s (deficit)	(40,734)	(21,084)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$1	$22

Going Concern (Note 1)

______________________
Director

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

  STATEMENTS OF OPERATIONS
(Audited)
	Year ended December 31, 2010	Year ended December 30, 2009	Cumulative results of operations from November 27, 2006 (date of inception) to December 31, 2010
REVENUE
Revenue	$-	$-	$-

EXPENSES

Office and general	1,512	1,310	$6,261
Professional fees	18,138	19,638	59,353
Total General & Administration expenses	19,650	20,948	$65,614

OTHER INCOME AND (EXPENSES)

Exchange (Loss)	-	-	(620)
Total other Income and (Expenses)	$-	$-	$(620)

NET (LOSS)	$(19,650)	$(20,948)	$(66,234)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED COMMON
SHARES OUTSTANDING	10,620,000	10,620,000

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
From inception November 27, 2006 to December 31, 2010
Audited
	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$7,000		$-	$-	$7,000
- Share Subscription receivable	-	-		(7,000)	-	(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance, December 31, 2006	7,000,000	$7,000		$(7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000

Net Loss the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance, December 31, 2007	7,000,000	$7,000		$-	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$620	14,880			15,500
Common shares issued for cash at $0.001 per share	3,000,000	3,000				3,000
Net loss for the year ended December 31, 2008	-	-		-	(16,944)	(16,944)
Balance, December 31, 2008	10,620,000	$10,620	$14,880	$-	$(25,636)	$(136)
Net loss for the year ended December 31, 2009					(20,948)	(20,948)
Balance December 31, 2009	10,620,000	$10,620	$14,880	$-	$(46,584)	$(21,084)
Net loss for the period ended December 31, 2010					(19,650)	(19,650)
Balance December 31, 2010	10,620,000	$10,620	$14,880	$-	$(66,234)	$(40,734)

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
 (Unaudited)
	Year ended December 31, 2010	Year ended December 30, 2009	From November 27, 2006 (date of inception) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,650)	$(20,948)	$(66,234)
Adjustments to reconcile net loss to net cash used in operating activities
Increase (decrease) in Accounts payable and accrued liabilities	5,040	13,951	26,090

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(14,610)	(6,997)	(40,144)

CASH FLOWS FROM INVESTING ACTIVITY	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	14,589	-	14,645
Proceeds from issuance of common stock	-	-	25,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,589	-	40,145

NET INCREASE (DECREASE) IN CASH	(21)	(6,997)	1

CASH, BEGINNING OF THE PERIOD	22	7,019	-

CASH, END OF THE PERIOD	$1	$22	$1

Supplemental cash flow information.
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Audited)
DECEMBER 31, 2010

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

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 27, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended December 31, 2010 in the amount of $66,234. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of December 31, 2010 the Company had issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on November 27, 2006 in the State of Nevada. The fiscal year end of the Company is December 31.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with US generally accepted accounting principles.

Segmented Reporting

FSAB ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended December 31, 2010, all business operations took place in Ontario, Canada.

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Audited)
DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss
“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
 DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at December 31, 2010 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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
 DECEMBER 31, 2010

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of December 31, 2010

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000.  As at December 31, 2010 the Company has a shareholders loan in the amount of $14,645 owed to the President of the Company.   The amounts due to the related party are unsecured and non interest-bearing with no set terms of repayment.

NOTE 5– INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of December 31, 2010 the Company had net operating loss carry forwards of approximately $66,096 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

Our management including our President and principal financial officer assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report.  Based on its assessment, our management determined that, as of the end of the period covered by this report, we maintained effective internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Controls

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

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and principle accounting officer in connection with the review of our financial statements as of December 31, 2010.

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

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age, and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Anthony P. Pizzacalla	50	President, Secretary/ Treasurer, Chief Financial Officer
20 Dauphine Cresc.		and Chairman of the Board of Directors.
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

Code of Ethics

As of December 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of  December 31, 2010, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,000 for fiscal year ended 2010 and $10,000 for fiscal year ended 2009.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2010 and 2009.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2010 and consisted of tax compliance services and $-0- for fiscal year ended 2009 and consisted of tax compliance services.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Our audit committee which consists of our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

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

SECURE WINDOW BLINDS, INC.

BY: /s/ Anthony Pizzacalla
Anthony Pizzacalla
President, Secretary, Treasurer, Principal Executive Officer
Principal Financial Officer and Director

Dated: April 14, 2011