Form 10-K/A
period 2009-12-31
Secure Window Blinds, Inc.
filed 2011-05-04
CIK 1432290

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A2

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

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our President and principle financial officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

PART IV

ITEM 15. EXHIBITS

23.1	Consent of Chang G. Park, CPA, PhD, as previously filed with the SEC on 2010-03-23

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

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
Dated: May 4, 2011