Form 10-Q
period 2011-03-31
Secure Window Blinds, Inc.
filed 2011-05-20
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________

 Commission File Number 333-150630

SECURE WINDOW BLINDS, INC.
(Exact name of business issuer as specified in its charter)

Nevada	20-5982715
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No |   |

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 17, 2011 the registrant had 10,620,000 shares of common stock, $0.001 par value, issued and outstanding.

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 2011

 BALANCE SHEETS

 STATEMENTS OF OPERATIONS

 STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY (DEFICIT)

 STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$11	$1

TOTAL ASSETS	$11	$1

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,590	$26,090
Due to related party	14,751	14,645

TOTAL LIABILITIES	$44,341	$40,735

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock as of March 31, 2011 and December 31, 2010	10,620	10,620
Additional paid-in capital	14,880	14,880

Deficit accumulated during the development stage	(69,830)	(66,234)
Total stockholder’s (deficit)	(44,330)	(40,734)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$11	$1

Going Concern (Note 1)

______________________
Director

The accompanying notes are an integral part of these financial statements

1SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months ended March 31, 2011	Three Months ended March 31, 2010	Cumulative results of operations from November 27, 2006 (date of inception) to March 31, 2011
REVENUE
Revenue	$-	$-	$-

EXPENSES

Office and general	$96	$501	$7,357
Professional fees	3,500	3,500	62,853
Total General & Administration expenses	$3,596	$4,001	$69,210

OTHER (INCOME) AND EXPENSES

Exchange Loss	-	-	(620)
Total other (Income) and Expenses	$-	$-	$(620)

NET LOSS	$(3,596)	$(4,001)	$(69,830)

BASIC AND DILUTED NET
LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE
NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,620,000	10.620,000

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
From inception November 27, 2006 to March 31, 2011

	(Note 3) Common Stock		Additional Paid in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Common stock issued for cash at $0.001 per share
- December 15, 2006	7,000,000	$7,000		$-	$-	$7,000
- Share Subscription receivable	-	-		(7,000)	-	(7,000)

Net Loss for the year ended December 31, 2006	-	-		-	(953)	(953)

Balance, December 31, 2006	7,000,000	$7,000		$(7,000)	(953)	(953)

Subscription received March 5, 2007				7,000	-	7,000

Net Loss the year ended December 31, 2007	-	-		-	(7,739)	(7,739)

Balance, December 31, 2007	7,000,000	$7,000		$-	(8,692)	(1,692)

Common shares issued for cash at $0.025 per share	620,000	$620	14,880			15,500
Common shares issued for cash at $0.001 per share	3,000,000	3,000				3,000
Net loss for the year ended December 31, 2008	-	-		-	(16,944)	(16,944)
Balance, December 31, 2008	10,620,000	$10,620	$14,880	$-	$(25,636)	$(136)
Net loss for the year ended December 31, 2009					(20,948)	(20,948)
Balance December 31, 2009	10,620,000	$10,620	$14,880	$-	$(46,584)	$(21,084)
Net loss for the period ended December 31, 2010					(19,650)	(19,650)
Balance December 31, 2010	10,620,000	$10,620	$14,880	$-	$(66,234)	$(40,734)
Net loss for the period ended March 31, 2011					(3,596)	(3,596)
Balance March 31, 2011 (Unaudited)	10,620,000	$10,620	$14,880	$-	$(69,830)	$(44,330)

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
 (Unaudited)
	Three months ended March 31, 2011	Three months ended March 31, 2010	From November 27, 2006 (date of inception) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,596)	$(4,001)	$(69,830)
Adjustments to reconcile net loss to net cash used in operating activities
Increase (decrease) in Accounts payable and accrued liabilities	3,500	3,950	29,590

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(96)	(51)	(40,240)

CASH FLOWS FROM INVESTING ACTIVITY	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in due to related party	106	40	14,751
Proceeds from issuance of common stock	-	-	25,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	106	40	40,251

NET INCREASE (DECREASE) IN CASH	10	(11)	11

CASH, BEGINNING OF THE PERIOD	1	22	-

CASH, END OF THE PERIOD	$11	$11	$11

Supplemental cash flow information.
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2011

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

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 27, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended March 31, 2011 in the amount of $69,830. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of March 31, 2011 the Company had issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2010

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segmented Reporting
FASB ASC 280, “Disclosure about Segments of an Enterprise and Related Information,” changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended March 31, 2011, all business operations took place in Ontario, Canada.

Comprehensive Loss
“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
 MARCH 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at March 31, 2011 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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
 MARCH 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of Capital Stock as of March 31, 2011

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000.  As at March 31, 2011 the Company has a shareholders loan in the amount of $14,751 owed to the President of the Company.   The amounts due to the related party are unsecured and non interest-bearing with no set terms of repayment.

NOTE 5– INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of March 31, 2011 the Company had net operating loss carry forwards of approximately $69,830 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

We did not generate any revenue during the quarter ended March 31, 2011.

Total expenses for the three months ending March 31 2011 were $3,596 resulting in an operating loss for the fiscal quarter of $3,596. The operating loss for the three month period ending March 31, 2011 is a result of professional fees of $3,500, office and general expenses of $96.

As of March 31, 2011 our President has advanced $14,751  to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at March 31, 2011 we had $11 available in cash and accounts payable of $29,590.

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

Dated:  May 20, 2011