Form 10-K/A
period 2009-12-31
Secure Window Blinds, Inc.
filed 2011-08-18
CIK 1432290

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A3
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

Evaluation of Disclosure and Procedures

Our auditors are the firm of Chang G. Park CPA, PhD, operating from their offices in San Diego, California. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure and Procedures

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

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and principle executive officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Limitations on Effectiveness of Controls

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer in connection with the review of our financial statements as of December 31, 2010.

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

Changes in Internal Control

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

PART IV

ITEM 15. EXHIBITS

23.1	Consent of Chang G. Park, CPA, PhD, as previously filed with the SEC on 2010-03-23, as previously filed with the SEC on 2010-03-23

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

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
Dated: August 18, 2011