Form 10-Q/A
period 2011-06-30
Secure Window Blinds, Inc.
filed 2011-08-18
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A*

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

*First filing attempt resulted in a "mixed exhibit" error. This amendment is to correct that error. All else remains the same.

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