Form 10-Q
period 2011-09-30
Secure Window Blinds, Inc.
filed 2011-11-14
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2011 the registrant had 10,620,000 shares of common stock, $0.001 par value, issued and outstanding.

SECURE WINDOW BLINDS, INC.
 (A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$2	$1

TOTAL CURRENT ASSETS	$2	$1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,046	$26,090
Due to related party (Note 4)	22,297	14,645

TOTAL CURRENT LIABILITIES	53,343	40,735

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock (December 31, 2010 –10,620,000)	10,620	10,620
Additional paid-in capital	14,880	14,880
Deficit accumulated during the development stage	(78,841)	(66,234)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(53,341)	(40,734)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2	$1

Going Concern (Note 1)

_________________________
Directors

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative results
					of operations from
					November 27, 2006
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2011	2010		2011	2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Office and general	192	1,507	2,107	577	9,426
Professional fees	3,500	12,500	10,500	5,500	68,795
Total Expenses	3,692	14,007	12,607	6,077	78,221
OPERATING LOSS	(3,692)	(14,007)	(12,607)	(6,077)	(78,221)

OTHER INCOME/(EXPENSE)
Exchange loss	-	-	-	-	(620)
Total Other Income/(Expense)	$-	$-	$-	$-	$(620)

NET LOSS	(3,692)	(14,007)	(12,607)	(6,077)	(78,841)

LOSS PER COMMON SHARE BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	10,620,000	10,620,000	10,620,000	10,620,000

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 27, 2006 (INCEPTION) TO SEPTEMBER 30, 2011
(Unaudited)
	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of Shares	Amount

Common shares issued for cash – at $0.001 per share, December 15, 2006	7,000,000	$7,000	$-	$-	$-	$7,000
Share subscription receivable	-	-		(7,000)		(7,000)

Net loss for the year ended December 31, 2006	-	-	-	-	(953)	(953)

Balance, December 31, 2006	7,000,000	7,000	-	(7,000)	(953)	(953)

Subscription received, March 5, 2007	-	-	-	7,000	-	7,000

Net loss for the year ended December 31, 2007	-	-	-	-	(7,739)	(7,739)

Balance, December 31, 2007	7,000,000	7,000	-	-	(8,692)	(1,692)

Common shares issued for cash – at $0.025 per share	620,000	620	14,880	-	-	15,500

Common shares issued for cash – at $0.001 per share	3,000,000	3,000	-	-	-	3,000

Net loss for the year ended December 31, 2008	-	-	-	-	(16,944)	(16,944)

Balance, December 31, 2008	10,620,000	10,620	14,880	-	(25,636)	(136)
Net loss for the year ended December 31, 2009	-	-	-	-	(20,948)	(20,948)

Balance, December 31, 2009	10,620,000	10,620	14,880	-	(46,584)	(21,084)

Net loss for the year ended December 31, 2010	-	-	-	-	(19,650)	(19,650

Balance, December 31, 2010	10,620,000	10,620	14,880	-	(66,234)	(40,734)

Net loss for the period ended September 30, 2011	-	-	-	-	(12,607)	(12,607)

Balance, September 30, 2011	10,620,000	$10,620	$14,880	$-	$(78,841)	$(53,341)

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30, 2011	Nine months ended September 30, 2011	From November 27, 2006 (date of inception) to September 30, 2011

OPERATING ACTIVITIES
Net loss for the period	$(12,607)	$(14,007)	$(78,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	4,957	3,452	31,046

NET CASH USED IN OPERATING ACTIVITIES	(7,650)	(10,555)	(47,795)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,500
Proceeds from related parties	7,651	10,540	22,297

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,651	10,540	47,797

NET INCREASE (DECREASE) IN CASH	1	(15)	2

CASH, BEGINNING	1	22	-

CASH, ENDING	$2	$7	$2

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

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

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $78,841.  As at September 30, 2011, the Company has a working capital deficit of $53,341.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of September 30, 2011 the Company has issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

For the period ended September 30, 2011, all business operations took place in Ontario, Canada.

Comprehensive Loss
“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at September 30, 2011 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of September 30, 2011.

-	Common stock $0.001 par value: 75,000,000 shares authorized: 10,620,000 shares issued and outstanding.

On December 15, 2006, the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000.

On May 12, 2008, the Company issued 3,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $3,000.

From September to August, 2008, the Company issued 620,000 shares through private placements at $0.025 per share for net proceeds to the Company of $15,500.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000.  As at September 30, 2011 the Company has a shareholders loan in the amount of $22,297 owed to the President of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of September 30, 2011 the Company had net operating loss carry forwards of approximately $78,841 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

We did not generate any revenue during the quarter ended September 30, 2011.

Total expenses for the three months ending September 30 2011 were $3,692 resulting in an operating loss for the fiscal quarter of $3,692. The operating loss for the three month period ending September 30, 2011 is a result of professional fees of $3,500, office and general expenses of $192.

As of September 30, 2011 our President has advanced $22,297 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at September 30, 2011 we had $2 available in cash and accounts payable of $31,046.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in our Form 10-K Part II, Item 9A(T) as of December 31, 2010, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Management's Report on Internal Control Over Financial Reporting

As of December 31, 2010 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President and principal executive officer, who also acts as our principal financial officer, concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of Chief Financial Officer **

101.LAB*** XBRL Taxonomy Extension Label Linkbase

101.PRE*** XBRL Taxonomy Extension Presentation Linkbase

101.INS*** XBRL Instance Document

101.SCH*** XBRL Taxonomy Extension Schema

101.CAL*** XBRL Taxonomy Extension Calculation Linkbase

101.DEF*** XBRL Taxonomy Extension Definition Linkbase

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1
***                 Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Secure Window Blinds, Inc.

BY:      /s/ Anthony Pizzacalla
Anthony Pizzacalla

President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and Director

Dated:  November 14, 2011