Form 10-K
period 2011-12-31
Secure Window Blinds, Inc.
filed 2012-04-16
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: December 31, 2011
or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 000-54009

SECURE WINDOW BLINDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5982715
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

112 North Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:         (905) 732-3299

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock
                         (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.Yes ☐ No ☒

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

Large accelerated filer☐  Accelerated filer ☐Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of April 15, 2012, the registrant had 10,620,000 shares issued and outstanding and the aggregate value of voting and non-voting common equity held by non-affiliates was $15,500.

TABLE OF CONTENTS

		Page

PART I

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2011.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of December 31, 2011 the Company had thirty-two (32) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our December 31, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2011 Audited Financial Statements - Auditors Report.”

As of December 31, 2011, Secure Window Blinds had $2 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our secure window blind and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

The Company did not generate any revenue during the fiscal year ended December 31, 2011 and has not raised any revenue since inception.

Total operating expenses for the fiscal year ending December 31, 2011 were $18,249 resulting in an operating loss for the fiscal year of $18,249. The operating loss for the period is a result of professional fees in the amount of $16,000, office and general expenses in the amount of $2,249.

Total operating expense in the fiscal year ended December 31, 2010 were $19,650 resulting in net loss $19,650. The operating loss for the period is a result of professional fees in the amount of $18,138, office and general expenses in the amount of $1,152.

Since inception, total net loss is $84,483 and an operating loss is $83,863.

As of December 31, 2011 the President has advanced $26,342 to the Company. This amount is unsecured, non-interest bearing and with no set terms of repayment.

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
December 31, 2011

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORPORATION t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979 t E-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Secure Window Blinds, Inc.

We have audited the accompanying balance sheets of Secure Window Blinds, Inc. (A Development Stage “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended December 31, 2011 and 2010, and for the period from November 27, 2006 (inception) to December  31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure Window Blinds, Inc. as of December 31, 2011 and 2010, and the result of its operations and its cash flows for the years then ended December 31, 2011 and 2010, and for the period from November 27, 2006 (inception) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA
____________________
PLS CPA, A Professional Corp.

April 16, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

BALANCE SHEETS
(Audited)

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$2	$1

TOTAL CURRENT ASSETS	$2	$1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,643	$26,090
Due to related party (Note 4)	26,342	14,645

TOTAL CURRENT LIABILITIES	58,985	40,735

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock (December 31, 2010 –10,620,000)	10,620	10,620
Additional paid-in capital	14,880	14,880
Deficit accumulated during the development stage	(84,483)	(66,234)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(58,983)	(40,734)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2	$1

Going Concern (Note 1)

_________________________
Directors

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Audited)

	Year ended December 31, 2011	Year ended December 31, 2010	November 27, 2006 (inception) to December 31, 2011

REVENUE	$-	$-	$-

EXPENSES
Office and general	2,249	1,512	8,510
Professional fees	16,000	18,138	75,353

TOTAL EXPENSES	18,249	19,650	83,863

OPERATING LOSS	(18,249)	(19,650)	(83,863)

OTHER INCOME (EXPENSES)
Exchange loss	-	-	(620)

TOTAL OTHER INCOME (EXPENSES)	-	-	(620)

NET LOSS FOR THE YEAR	$(18,249)	$(19,650)	$(84,483)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	10,620,000	10,620,000

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 27, 2006 (INCEPTION) TO DECEMBER 31, 2011
(Audited)

					Deficit Accumulated
	Common Stock		Additional	Share Subscription	During the
	Number of Shares	Amount	Paid-in Capital	Receivable	Development Stage	Total
	S
Common shares issued for cash – at $0.001 per share, December 15, 2006	7,000,000	$7,000	$-	$-	$-	$7,000
Share subscription receivable	-	-		(7,000)		(7,000)

Net loss for the year ended December 31, 2006	-	-	-	-	(953)	(953)

Balance, December 31, 2006	7,000,000	7,000	-	(7,000)	(953)	(953)

Subscription received, March 5, 2007	-	-	-	7,000	-	7,000

Net loss for the year ended December 31, 2007	-	-	-	-	(7,739)	(7,739)

Balance, December 31, 2007	7,000,000	7,000	-	-	(8,692)	(1,692)

Common shares issued for cash – at $0.025 per share	620,000	620	14,880	-	-	15,500

Common shares issued for cash – at $0.001 per share	3,000,000	3,000	-	-	-	3,000

Net loss for the year ended December 31, 2008	-	-	-	-	(16,944)	(16,944)

Balance, December 31, 2008	10,620,000	10,620	14,880	-	(25,636)	(136)
Net loss for the year ended December 31, 2009	-	-	-	-	(20,948)	(20,948)

Balance, December 31, 2009	10,620,000	10,620	14,880	-	(46,584)	(21,084)

Net loss for the year ended December 31, 2010	-	-	-	-	(19,650)	(19,650
Balance, December 31, 2010	10,620,000	10,620	14,880	-	(66,234)	(40,734)

Net loss for the year ended December 31, 2011	-	-	-	-	(18,249)	(18,249)

Balance, December 31, 2011	10,620,000	$10,620	$14,880	$-	$(84,483)	$(58,983)

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Audited)
	Year ended December 31, 2011	Year ended December 31, 2010	From November 27, 2006 (date of inception) to December 31, 2011

OPERATING ACTIVITIES
Net loss for the period	$(18,249)	$(19,650)	$(84,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	6,553	5,040	32,643

NET CASH USED IN OPERATING ACTIVITIES	(11,696)	(14,610)	(51,840)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,500
Proceeds from related parties	11,697	14,589	26,342

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,697	14,589	51,842

NET INCREASE (DECREASE) IN CASH	1	(21)	2

CASH, BEGINNING	1	22	-

CASH, ENDING	$2	$1	$2

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $84,483.  As at December 31, 2011, the Company has a working capital deficit of $58,983.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of December 31, 2011 the Company has issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

For the period ended December 31, 2011, all business operations took place in Ontario, Canada.

Comprehensive Loss
“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential ilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at December 31, 2011 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of December 31, 2011.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000.  As at December 31, 2011 the Company has a shareholders loan in the amount of $26,342 owed to the President of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of December 31, 2011 the Company had net operating loss carry forwards of approximately $84,483 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which December arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are the firm of PLS CPA, A Professional Corporation, operating from their offices in San Diego, California. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

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

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, our President and principle executive officer, who also acts as our principal financial officer, concluded that during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and principle accounting officer in connection with the review of our financial statements as of December 31, 2011.

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

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age, and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Anthony P. Pizzacalla	79	President, Secretary/ Treasurer, Chief Financial Officer
20 Dauphine Cresc.		and Chairman of the Board of Directors.
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

Code of Ethics

As of December 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of  December 31, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,000 for fiscal year ended 2011 and $10,000 for fiscal year ended 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal years ended 2011 and 2010.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2011 and consisted of tax compliance services and $-0- for fiscal year ended 2010 and consisted of tax compliance services.

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
Dated: April 16, 2012