Form 10-Q
period 2012-03-31
Secure Window Blinds, Inc.
filed 2012-05-18
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012
or

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

Large accelerated filer  ☐Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 14, 2012 the registrant had 10,620,000 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL STATEMENTS
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4	CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS

SECURE WINDOW BLINDS, INC.
 (A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLS CPA, A ROFESSIONAL Corp.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@plscpasl.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Secure Window Blinds, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheets of Secure Window Blinds, Inc. (A Development Stage “Company”) as of March 31, 2012, and the related statements of operation, changes in stockholders’ equity (deficit), and cash flows for three months ended March 31, 2012 and 2011, and for the period from November 27, 2006 (inception) through March 31, 2012.  These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to its current status are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
____________________________
PLS CPA, A Professional Corp.

May 16, 2012
San Diego, California

Registered with the Public Company Accounting Oversight Board

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
		(audited)
ASSETS

CURRENT ASSETS
Cash	$-	$2

TOTAL CURRENT ASSETS	$-	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,247	$32,643
Due to related party (Note 4)	36,370	26,342

TOTAL CURRENT LIABILITIES	63,617	58,985

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock (December 31, 2011 –10,620,000)	10,620	10,620
Additional paid-in capital	14,880	14,880
Deficit accumulated during the development stage	(89,117)	(84,483)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(63,617)	(58,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$2

Going Concern (Note 1)

_________________________
Directors

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31, 2012	Three Months ended March 31, 2011	November 27, 2006 (inception) to March 31, 2012

REVENUE	$-	$-	$-

EXPENSES
Office and general	134	96	8,644
Professional fees	4,500	3,500	79,853

TOTAL EXPENSES	4,634	3,596	88,497

OPERATING LOSS	(4,634)	(3,596)	(88,497)

OTHER INCOME (EXPENSES)
Exchange loss	-	-	(620)

TOTAL OTHER INCOME (EXPENSES)	-	-	(620)

NET LOSS FOR THE YEAR	$(4,634)	$(3,596)	$(89,117)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	10,620,000	10,620,000

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 27, 2006 (INCEPTION) TO MARCH 31, 2012
(Uaudited)

					Deficit
					Accumulated
				Share	During the
	Common Stock		Additional	Subscription	Development
	Number of Shares	Amount	Paid-in Capital	Receivable	Stage	Total

Common shares issued for cash – at $0.001 per share, December 15, 2006	7,000,000	$7,000	$-	$-	$-	$7,000
Share subscription receivable	-	-		(7,000)		(7,000)

Net loss for the year ended December 31, 2006	-	-	-	-	(953)	(953)
Balance, December 31, 2006	7,000,000	7,000	-	(7,000)	(953)	(953)

Subscription received, March 5, 2007	-	-	-	7,000	-	7,000

Net loss for the year ended December 31, 2007	-	-	-	-	(7,739)	(7,739)
Balance, December 31, 2007	7,000,000	7,000	-	-	(8,692)	(1,692)

Common shares issued for cash – at $0.025 per share	620,000	620	14,880	-	-	15,500

Common shares issued for cash – at $0.001 per share	3,000,000	3,000	-	-	-	3,000

Net loss for the year ended December 31, 2008	-	-	-	-	(16,944)	(16,944)
Balance, December 31, 2008	10,620,000	10,620	14,880	-	(25,636)	(136)
Net loss for the year ended December 31, 2009	-	-	-	-	(20,948)	(20,948)
Balance, December 31, 2009	10,620,000	10,620	14,880	-	(46,584)	(21,084)

Net loss for the year ended December 31, 2010	-	-	-	-	(19,650)	(19,650
Balance, December 31, 2010	10,620,000	10,620	14,880	-	(66,234)	(40,734)

Net loss for the year ended December 31, 2011	-	-	-	-	(18,249)	(18,249)
Balance, December 31, 2011	10,620,000	10,620	14,880		(84,483)	(58,983)

Net loss for the period ended March 31, 2012	-	-	-	-	(4,634)	(4,634)

Balance, March 31, 2012	10,620,000	$10,620	$14,880	$-	$(89,117)	$(63,617)

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31, 2012	Three months ended March 31, 2011	From November 27, 2006 (date of inception) to March 31, 2012

OPERATING ACTIVITIES
Net loss for the period	$(4,634)	$(3,596)	$(89,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(5,396)	3,500	27,247

NET CASH USED IN OPERATING ACTIVITIES	(10,030)	(96)	(61,870)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,500
Proceeds from related parties	10,028	106	36,370

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,028	106	61,870

NET INCREASE (DECREASE) IN CASH	(2)	10	-

CASH, BEGINNING	2	1	-

CASH, ENDING	$-	$11	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Secure Window Blinds, Inc. (the “Company”) is incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. The Company is in the initial development stage and was organized to engage in the business of producing a unique secure window blind. The fiscal year end of the Company is December 31.

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $89,117.  As at March 31, 2012, the Company has a working capital deficit of $63,617.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of March 31, 2012 the Company has issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

For the period ended March 31, 2012, all business operations took place in Ontario, Canada.

Comprehensive Loss
“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at March 31, 2012 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of March 31, 2012.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000.  During the period ending March 31, 2012 the President of the Company paid outstanding payables owed by the Company of $10,028. As at March 31, 2012 the Company has a shareholders loan in the amount of $36,370 owed to the President of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of March 31, 2012 the Company had net operating loss carry forwards of approximately $89,117 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited financial statements. Subsequent to the period ended March 31, 2012, the Company did not have any material recognizable subsequent events.

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

We did not generate any revenue during the quarter ended March 31, 2012.

Total expenses for the three months ending March 31 2012 were $4,634 resulting in an operating loss for the fiscal quarter of $4,634. Total expenses for the three months ending March 31 2011 were $3,596 resulting in an operating loss for that fiscal quarter of $3,596. The operating loss for the three month period ending March 31, 2012 is a result of professional fees of $4,500, office and general expenses of $134. The operating loss of $3,596 for the period ended March 31, 2011 was a result of professional fees of $3,500 and office and general expenses of $96.

As of March 31, 2012 our President has advanced $36,370 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at March 31, 2012 we had nil available in cash and accounts payable of $27,247.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in our Form 10-K Part II, Item 9A(T) as of December 31, 2011, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
101.INS*** XBRL Instance Document
101.SCH*** XBRL Taxonomy Extension Schema
101.CAL*** XBRL Taxonomy Extension Calculation Linkbase
101.DEF*** XBRL Taxonomy Extension Definition Linkbase

 *                   Included in Exhibit 31.1
 **                 Included in Exhibit 32.1
***
Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Secure Window Blinds, Inc.

BY:      /s/ Anthony Pizzacalla
Anthony Pizzacalla
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and Director

Dated:  May 18, 2012