Form 10-Q
period 2012-06-30
Secure Window Blinds, Inc.
filed 2012-08-02
CIK 1432290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 2, 2012 the registrant had 10,620,000 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

FINANCIAL STATEMENTS

3

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

11

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

12

Item 4. Controls and Procedures

12

PART II. OTHER INFORMATION

13

ITEM 1. LEGAL PROCEEDINGS

13

ITEM 1A.  RISK FACTORS

13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5. OTHER INFORMATION

13

ITEM 6. EXHIBITS

13

SECURE WINDOW BLINDS, INC.

 (A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$ -	$ 2

TOTAL CURRENT ASSETS	$ -	$ 2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,759	$ 32,643
Due to related party (Note 4)	-	26,342

TOTAL CURRENT LIABILITIES	3,759	58,985

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,620,000 shares of common stock (December 31, 2011 –10,620,000)	10,620	10,620
Additional paid-in capital	69,622	14,880
Deficit accumulated during the development stage	(84,001)	(84,483)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,759)	(58,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ -	$ 2

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		November 27, 2006 (inception) to June 30,
	2012	2011	2012	2011	2012

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
Office and general	$ 1,022	$ 1,865	$ 1,156	$ 1,915	$ 9,666
Professional fees	3,862	3,500	8,362	7,000	83,715

TOTAL EXPENSES	4,884	5,365	9,518	8,915	93,381

NET OPERATING LOSS:	(4,884)	(5,365)	(9,518)	(8,915)	(93,381)

OTHER INCOME (EXPENSES)
Exchange loss	-	-	-	-	(620)
Gain (loss) on debt settlement	10,000	-	10,000	-	10,000

TOTAL OTHER INCOME (EXPENSES)	10,000	-	10,000	-	9,380

NET LOSS FOR THE YEAR	$ 5,116	$ (5,365)	$ 482	$ (8,915)	$ (84,001)

BASIC LOSS PER COMMON SHARE	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	10,620,000	10,620,000	10,620,000	10,620,000

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 27, 2006 (INCEPTION) TO JUNE 30, 2012

(Unaudited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Common shares issued for cash – at $0.001 per share, December 15, 2006	7,000,000	$ 7,000	$ -	$ -	$ -	$ 7,000
Share subscription receivable	-	-		(7,000)		(7,000)

Net loss for the year ended December 31, 2006	-	-	-	-	(953)	(953)
Balance, December 31, 2006	7,000,000	7,000	-	(7,000)	(953)	(953)

Subscription received, March 5, 2007	-	-	-	7,000	-	7,000

Net loss for the year ended December 31, 2007	-	-	-	-	(7,739)	(7,739)
Balance, December 31, 2007	7,000,000	7,000	-	-	(8,692)	(1,692)

Common shares issued for cash – at $0.025 per share	620,000	620	14,880	-	-	15,500

Common shares issued for cash – at $0.001 per share	3,000,000	3,000	-	-	-	3,000

Net loss for the year ended December 31, 2008	-	-	-	-	(16,944)	(16,944)
Balance, December 31, 2008	10,620,000	10,620	14,880	-	(25,636)	(136)
Net loss for the year ended December 31, 2009	-	-	-	-	(20,948)	(20,948)
Balance, December 31, 2009	10,620,000	10,620	14,880	-	(46,584)	(21,084)

Net loss for the year ended December 31, 2010	-	-	-	-	(19,650)	(19,650
Balance, December 31, 2010	10,620,000	10,620	14,880	-	(66,234)	(40,734)

Net loss for the year ended December 31, 2011	-	-	-	-	(18,249)	(18,249)
Balance, December 31, 2011	10,620,000	10,620	14,880		(84,483)	(58,983)

Debt forgiveness by related party
((Note 3)	-	-	54,742	-	-	54,742

Net loss for the period ended June 30, 2012	-	-	-	-	482	482

Balance, June 30, 2012	10,620,000	$ 10,620	$ 69,622	$ -	$ (84,001)	$ (3,759)

The accompanying notes are an integral part of these financial statements.

SECURE WINDOW BLINDS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011	November 27, 2006 (date of inception) to June 30, 2012

OPERATING ACTIVITIES
Net loss for the period	$ 482	$ (8,915)	$ (84,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	(10,000)		(10,000)
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(18,884)	1,307	13,759

NET CASH USED IN OPERATING ACTIVITIES	(28,402)	(7,608)	(25,500)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,500
Proceeds from related parties	28,400	7,609	54,742

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,400	7,609	80,242

NET INCREASE (DECREASE) IN CASH	(2)	1	-

CASH, BEGINNING	2	1	-

CASH, ENDING	$ -	$ 2	$ -

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash investing and financing activities
Debt forgiveness of related party	$ 54,742	$ -	$ 54,742

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $84,001.  As at June 30, 2012, the Company has a working capital deficit of $3,759.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent June 30, 2012 the Company has issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company and 620,000 private placement shares at $0.025 per share for net proceeds of $15,500 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

For the period ended June 30, 2012, all business operations took place in Ontario, Canada.

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at June 30, 2012 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of June 30, 2012.

-

Common stock $0.001 par value: 75,000,000 shares authorized: 10,620,000 shares issued and outstanding.

On December 15, 2006, the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT (continued)

On May 12, 2008, the Company issued 3,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $3,000.

From September to August, 2008, the Company issued 620,000 shares through private placements at $0.025 per share for net proceeds to the Company of $15,500.

On June 26, 2012, the President of the Company forgave all debts owing to him by the Company for all advances/shareholders loans totalling $54,742.  All these sums are reflected as a credit to additional-paid-in-capital.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 7,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 3,000,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $3,000.  During the six months ending June 30, 2012 the President of the Company paid outstanding payables owed by the Company of $28,400. As at June 26, 2012 the Company has a shareholders loan in the amount of $54,742 owed to the President of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

On June 26, 2012, the President of the Company forgave all debts owing to him by the Company for all advances/shareholders loans totalling $54,742.  All these sums are reflected as a credit to additional-paid-in-capital.

NOTE 5 – INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of June 30, 2012 the Company had net operating loss carry forwards of approximately $84,001 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

We did not generate any revenue during the quarter ended June 30, 2012.

Total expenses for the three months ended June 30 2012 were $4,884 resulting in an operating loss for the fiscal quarter of $4,884. Total expenses for the three months ending June 30 2011 were $5,365 resulting in an operating loss for that fiscal quarter of $5,365. The operating loss for the three month period ending June 30, 2012 is a result of professional fees of $3,862, office and general expenses of $1,022. The operating loss of $5,365 for the period ended June 30, 2011 was a result of professional fees of $3,500 and office and general expenses of $1,865. The Company negotiated a settlement of outstanding accounts payable with a vendor resulting in a one time gain of $10,000 (Other Income).

On June 26, 2012, the President of the Company forgave all debts owing to him by the Company for all advances/shareholders loans totaling $54,742 (see Financial Statements Note 4).

As at June 30, 2012 we had nil available in cash and accounts payable of $3,759 as compared to $2 available in cash and accounts payable of $32,643at December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  August 2, 2012