Form 10-Q/A
period 2012-06-30
Secure Window Blinds, Inc.
filed 2012-08-29
CIK 1432290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 to add Exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer [1]

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1 Section 1350 Certification of Chief Executive Officer [1]

32.2 Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

[1]                    Previosly filed on August 02, 2012

*

Included in Exhibit 31.1

**

Included in Exhibit 32.1

***

Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Secure Window Blinds, Inc.

BY:      /s/ Anthony Pizzacalla

 ----------------------

Anthony Pizzacalla

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  August 28, 2012