Form 10-Q
period 2012-09-30
FREEBUTTON, INC.
filed 2012-11-19
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________

 Commission File Number 000-54009

FREEBUTTON, INC.
(Exact name of business issuer as specified in its charter)

NEVADA	20-5982715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

545 Second Street., #6
Encinitas, CA 92024
 (Address of principal executive offices) (Zip Code)

(760) 487-7772
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐                                                                                            Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 16, 2012 the registrant had 33,300,000 shares of common stock, $0.001 par value, issued and outstanding.

FREEBUTTON, INC.

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
 (A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$68,987	$2

OFFICE EQUIPMENT	4,122
WEB DEVELOPMENT COSTS	8,050	-

TOTAL ASSETS	$81,159	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,795	$32,643
Due to related party (Note 4)	4,072	26,342
Promissory Note	110,000

TOTAL CURRENT LIABILITIES	119,867	58,985

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
33,300,000 shares of common stock (December 31, 2011 –159,300,000 )	33,300	159,300
Additional paid-in capital	46,942	(133,800)
Deficit accumulated during the development stage	(118,950)	(84,483)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(38,708)	(58,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$81,159	$2

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		November 27, 2006 (inception) to September 30,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Office and general	$9,686	$192	$10,841	$2,107	$19,352
Management fee	12,000		12,000		12,000
Marketing expenses	460		460		460
Professional fees	11,525	3,500	19,888	10,500	95,240

TOTAL EXPENSES	33,671	3,692	43,189	12,607	127,052

NET OPERATING LOSS:	(34,671)	(3,692)	(43,189)	(12,607)	(127,052)

OTHER INCOME (EXPENSES)
Exchange loss	-	-	-	-	(620)
Loan interest	(1,278)		(1,278)		(1,278)
Gain (loss) on debt settlement	-	-	10,000	-	10,000

TOTAL OTHER INCOME (EXPENSES)	(1,278)	-	8,722	-	8,102

NET LOSS	$(34,949)	$(3,692)	$(34,467)	$(12,607)	$(118,950)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
-BASIC	33,300,000	159,300,000	33,300,000	159,300,000

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 27, 2006 (INCEPTION) TO SEPEMBER 30, 2012
(Unaudited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Common shares issued for cash – at $0.0000666 per share, December 15, 2006	105,000,000	$105,000	$(98,000)	$-	$-	$7,000
Share subscription receivable	-	-		(7,000)		(7,000)

Net loss for the year ended December 31, 2006	-	-	-	-	(953)	(953)
Balance, December 31, 2006	105,000,000	105,000	(98,000)	(7,000)	(953)	(953)
Subscription received, March 5, 2007	-	-	-	7,000	-	7,000

Net loss for the year ended December 31, 2007	-	-	-	-	(7,739)	(7,739)
Balance, December 31, 2007	105,000,000	105,000	(98,000)	-	(8,692)	(1,692)

Common shares issued for cash – at $0.001666 per share	9,300,000	9,300	6,200	-	-	15,500
Common shares issued for cash – at $0.0000666 per share	45,000,000	45,000	(42,000)	-	-	3,000

Net loss for the year ended December 31, 2008	-	-	-	-	(16,944)	(16,944)
Balance, December 31, 2008	159,300,000	159,300	(133,800)	-	(25,636)	(136)

Net loss for the year ended December 31, 2009	-	-	-	-	(20,948)	(20,948)
Balance, December 31, 2009	159,300,000	159,300	(133,800)	-	(46,584)	(21,084)

Net loss for the year ended December 31, 2010	-	-	-	-	(19,650)	(19,650
Balance, December 31, 2010	159,300,000	159,300	(133,800)	-	(66,234)	(40,734)

Net loss for the year ended December 31, 2011	-	-	-	-	(18,249)	(18,249)
Balance, December 31, 2011	159,300,000	159,300	(133,800)		(84,483)	(58,983)

Debt forgiveness by related party
(Note 3)	-	-	54,742	-	-	54,742

Shares cancelled – September 28, 2012
(Note 3)	(126,000,000)	(126,000)	126,000	-	-	-

Net loss for the period ended Sept. 30, 2012	-	-	-	-	(34,467)	(34,467)

Balance, September 30, 2012	33,300,000	$33,300	$46,942	$-	$(118,950)	$(38,708)

The accompanying notes are an integral part of these financial statements.

All share amounts have been restated to reflect the 15:1 forward split on August 22, 2012.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	November 27, 2006 (date of inception) to September 30, 2012

OPERATING ACTIVITIES
Net loss for the period	$(34,467)	$(12,607)	$(118,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	(10,000)	-	(10,000)
Changes in operating assets and liabilities:
Interest accrued	1,278	-	1,278
Expenses paid by related parties	4,072	-	4,072
Increase (decrease) in Accounts payables and accrued liabilities	(18,126)	4,957	14,517

NET CASH USED IN OPERATING ACTIVITIES	(57,243)	(7,650)	(109,083)

INVESTING ACTIVITIES
Furniture and Equipment	(4,122)		(4,122)
Web development costs and acquisitions	(8,050)	-	(8,050)

NET CASH USED IN INVESTING ACTIVITIES	(12,172)	-	(12,172)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,500
Convertible promissory note	110,000		110,000
Proceeds from related parties	28,400	7,651	54,742

NET CASH PROVIDED BY FINANCING ACTIVITIES	138,400	7,651	190,242

NET INCREASE (DECREASE) IN CASH	68,985	1	68,987

CASH, BEGINNING	2	1	-

CASH, ENDING	$68,987	$2	$68,987
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash investing and financing activities
Debt forgiveness of related party	$54,742	$-	$54,742

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. On September 28, 2012, the Company with a majority of the shareholders and directors changed its name from Secured Window Blinds, Inc. to Freebutton, Inc.

Freebutton, Inc. has ceased the business of offering window blind system products and now intends to operate, through “TheFreeButton.com”, as an instant-win promotion online site where users can click the “Free Button” to instantly win the products offered on the Company’s homepage without entering their email.

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $118,950.  As at September 30, 2012, the Company has a working capital deficit of $50,880.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of September 30, 2012 the Company has issued 150,000,000 founders shares at $0.0000667 per share for net proceeds of $10,000 to the Company and 9,300,000 private placement shares at $0.001666 per share for net proceeds of $15,500 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Comprehensive Loss
“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (Unaudited)

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

Website Development Costs/Domain Names

The Company accounts for its Development Costs in accordance with ASC-350-50, “Accounting for Website Development Costs.” The Company’s website comprises multiple features and offerings that are currently developed with on-going refinements. In connection with the development of its products, the Company has incurred external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology directly involved in the development.  All hardware costs are capitalized as fixed assets.  Purchased software will be capitalized in accordance with ASC codification 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use.  All other costs are reviewed to determine whether they should be capitalized or expensed.

Pursuant to ASC 360, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. Domain names are generally not amortized. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

Impairment of Long-Lived Assets

Long-lived assets, such as property and domain names and website development costs are reviewed for impairment when recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expecting an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

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

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (Unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at September 30, 2012 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of September 30, 2012.

-	Common stock $0.001 par value: 75,000,000 shares authorized: 33,300,000 (pre-split 2,220,000) shares issued and outstanding.

On December 15, 2006, the Company issued 105,000,000 common shares at $0.0000666 per share to the sole director and President of the Company for cash proceeds of $7,000.

On May 12, 2008, the Company issued 45,000,000 common shares at $0.0000666 per share to the sole director and President of the Company for cash proceeds of $3,000.

From September to August, 2008, the Company issued 9,300,000 shares through private placements at $0.001666 per share for net proceeds to the Company of $15,500.

On June 26, 2012, the President of the Company forgave all debts owing to him by the Company for all advances/shareholders loans totalling $54,742.  All these sums are reflected as a credit to additional-paid-in-capital.

On August 15, 2012, two shareholders of the Company returned 126,000,000 (pre-split 8,400,000) restricted shares of common stock to treasury and the shares were cancelled by the Company.  The shares were returned to treasury for no consideration to the shareholder.  Following the cancellation the Company now has 33,300,000 (pre-split 2,220,000 shares of common stock outstanding.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (Unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT (continued)

On August 22, 2012 a majority of shareholders and the directors approved a special resolution to undertake a forward split of the common stock of the Company on a 15 new shares for 1 old share, which was effected on October 1, 2012, increasing the outstanding shares from 2,220,000 to 33,300,000.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 15:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 105,000,000 shares of common stock at $0.0000666 per share to its sole director and President of the Company for cash proceeds of $7,000.  On May 12, 2008 the Company issued 45,000,000 shares of common stock at $0.0000666 per share to its sole director and President of the Company for cash proceeds of $3,000.  During the nine months ending September 30, 2012 the President of the Company paid outstanding payables owed by the Company of $28,400. On June 26, 2012, the President of the Company forgave all debts owing to him by the Company for all advances/shareholders loans totalling $54,742.  All these sums are reflected as a credit to additional-paid-in-capital.

On August 15, 2012, two shareholder of the Company returned 126,000,000 (pre-split 8,400,000) restricted shares of common stock to treasury and the shares were cancelled by the Company.  The shares were returned to treasury for no consideration to the shareholder.  Following the cancellation the Company now has 33,300,000 (pre-split 2,220,000 shares of common stock outstanding.

As at September 30, 2012 the Company has a shareholders loan in the amount of $4,072 owed to the President of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

During the period ended September 30, 2012, the Company paid $6,000 each to two managers as management fee.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

On August 9, 2012 the Company signed a Convertible Promissory Note for $110,000, with an interest rate of 8% with a maturity date of February 9, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $1,000,000 at a differing price.

NOTE 5 – INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of September 30, 2012 the Company had net operating loss carry forwards of approximately $118,950 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Company Overview

We offer top-line and premier products on our site that users have an opportunity to win.  We partner with companies which provide the products for free giveaway and these partner companies will also pay cash equal to 50% retail value of the product. The partner companies, in return, receive 100% of the advertising space (conquest advertising) on our site around the product giveaway/showcase. Our partner companies also receive engaging and entertaining non-biased editorial about the product and the opportunity to have discount offers driving customer back to the partners’ site. We intend to grow traffic and revenue. Our long-term goal is to be purchased by 2015 based on traffic and revenue.

We intend to build and operate a sweepstakes website to advertise sales.  The Company executed a soft-launch 1.0 of this website and operations on October 1, 2012.  We presently do not expect to generate revenue from October 2012 through December 2012 as we are testing the operation. We plan to launch the 2.0 version of the website which will include eCommerce. Our model will include a Causal Marketing program with a give-back element.  Our eCommerce program will be based on off-price discounted, last season, type pricing.

Recent Development

Change of Control

On August 2, 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Anthony Pizzacalla, a former stockholder of the Company, James Edward Lynch, JR. and Dallas James Steinberger pursuant to which Mr. Pizzacalla sold to Messrs. Lynch and Steinberger an aggregate of 10,000,000 shares of the Company’s common stock which constitutes 94% of the Company’s then outstanding common stock, in exchange for payment by Messrs. Lynch and Steinberger from their personal fund in an amount of $10,000 (the “Transaction”).  Under the Agreement, Mr. Lynch and Mr. Steinberger each purchased 5,000,000 shares of the Company’s common stock, respectively.

Upon the consummation of the Transaction, we ceased our business of offering our window blind system products, and we now operate, through TheFreeButton.com, as an instant-win promotion online site where users can click the “Free Button” without entering uses’ emails to instantly win the products offered on our homepage without entering their email.

Name Change and Symbol Change

On September 6, 2012, FreeButton, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation (the “First Amendment”) to change its name from “Secure Window Blinds, Inc.” to “The Free Button, Inc.”.  On September 11, 2012, the Company filed a Certificate of Correction to the First Amendment (the “Corrected Amendment”) to correct its name from “The Free Button, Inc.” to “FreeButton, Inc.”.  The Corrected Amendment was effective as of September 11, 2012.

On September 28, 2012, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) for its name change and forward split. In connection with the name change, the Company’s trading symbol will change from “SCWB” to “FBTN” (the “Symbol Change”). The Name Change and Symbol Change were reflected in the Company’s ticker symbol as of October 1, 2012.

Forward Split

The Company’s Board of Directors had previously approved a forward split of the Company’s issued and outstanding shares on a basis of 1 for 15 (the “Forward Split”).  Upon effect of the Forward Split, the Company’s issued and outstanding shares of common stock increased from 2,220,000 to 33,300,000. FINRA declared the Forward Split effective as of October 1, 2012.

Results of Operation

We have not had any operating income since inception. We have incurred a net loss of $118,950 since inception and had a working capital deficit of $50,880 as of September 30, 2012. Our auditor has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 (unaudited)

Our net loss for the three month period ended September 30, 2012 was $34,949 compared to a net loss of $3,692 for the three month period ended September 30, 2011. During the three month period ended September 30, 2012, we did not generate any revenue.

During the three month period ended September 30, 2012, we incurred general and administrative expenses of $33,671 compared to $3,692 incurred during the three month period ended September 30, 2011. General and administrative and professional fee expenses incurred during the three month period ended September 30, 2012 were consisted of office and general expenses, management fees, professional fees and marketing expenses.

Nine Month Period Ended September 30, 2012 Compared to the Nine Month Period Ended September 30, 2011

Our net loss for the nine month period ended September 30, 2012 was $34,467 compared to a net loss of $12,607 for the nine month period ended September 30, 2012. During the nine month period ended September 30, 2012, we did not generate any revenue.

During the nine month period ended September 30, 2012, we incurred general and administrative expenses of $43,189 compared to $12,607 incurred during the nine month period ended September 30, 2012. General and administrative and professional fee expenses incurred during the nine month period ended September 30, 2012 were consisted of office and general expenses, management fees, professional fees and marketing expenses.

Liquidity and Capital Resources

As of September 30, 2012, our current assets were $68,987, compared to $2 in current assets at December 31. 2011. As of September 30, 2012, our current liabilities were $119,867, compared to $58,985 in current liabilities at December 31, 2011. Current liabilities were comprised of $5,795 in accounts payable at September 30, 2012, $4,072 due to a related party and $110,000 Promissory Note.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities to date. We have cash at hand of $68,987 as of September 30, 2012.  We will seek additional investment and expect to have revenue commencing in January 2013 via our eCommerce operation.

Cash Flows from Financing Activities

For the nine month period ended September 30, 2011 net cash provided by financing activities was $138,400. For the period from inception (November 27, 2006) to September 30, 2012, net cash provided by financing activities was $ 190,242.

Plan of Funding

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We are currently evaluating options for financing, however, we do anticipate generating revenue commencing January 2013.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

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

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our company's principal executive officer and principal financial officer in connection with the review of our financial statements as of September 30, 2012.

The management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated or plan to initiate the following series of measures.

We plan to create a position to segregate duties consistent with control objectives and increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Corrected Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 5, 2012.

10.1
Stock Purchase Agreement among the Company, Anthony Pizzacalla, James Edward Lynch, JR. and Dallas James Steinberger, dated August 2, 2012, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 3, 2012.

31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.
+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FreeButton, Inc.

By:	/s/ James Edward Lynch, Jr.
James Edward Lynch, Jr.
President and Chief Executive Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

Dated:  November 19, 2012