Form 10-K
period 2012-12-31
FREEBUTTON, INC.
filed 2013-04-16
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-54009

FREEBUTTON, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5982715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Second Street., #6 Encinitas, CA 92024	92024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 487-7772

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common stock, par value $0.001 per share. (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.

As of April 12, 2013, the registrant had 33,411,620 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FREEBUTTON, INC.

ANNUAL REPORT ON FORM 10-K

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Freebutton, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1.	BUSINESS

Business Overview

We operate sweepstakes websites featuring free giveaways of premier consumer products to users by participating in online games. Our partner companies provide premier consumer products in various categories, such as sports, electronics, travel, gaming, style, bags, etc for free giveaway, and in return, receive a series of benefits including product exposure, advertising space and sales leads. We also operate an eCommerce website where the users can purchase products of our partner companies.

Corporate History

We were incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. Upon the consummation of a change of control as described below, we ceased our business of offering our window blind system products, and we now operate the business of sweepstakes and eCommerce websites.

Recent Development

Change of Control

On August 2, 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Anthony Pizzacalla, a former stockholder of the Company, James Edward Lynch, JR. and Dallas James Steinberger pursuant to which Mr. Pizzacalla sold to Messrs. Lynch and Steinberger an aggregate of 10,000,000 shares of the Company’s common stock which constitutes 94% of the Company’s then outstanding common stock, in exchange for payment by Messrs. Lynch and Steinberger from their personal fund in an amount of $10,000.  Under the Agreement, Mr. Lynch and Mr. Steinberger each purchased 5,000,000 shares of the Company’s common stock, respectively.

Name Change and Symbol Change

On September 6, 2012, we filed a Certificate of Amendment to its Articles of Incorporation (the “First Amendment”) to change its name from “Secure Window Blinds, Inc.” to “The Free Button, Inc.”.  On September 11, 2012, the Company filed a Certificate of Correction to the First Amendment (the “Corrected Amendment”) to correct its name from “The Free Button, Inc.” to “FreeButton, Inc.”  The Corrected Amendment took effect as of September 11, 2012.

On September 24, 2012, the Company received approval by the Financial Industry Regulatory Authority (FINRA) for its name change and forward split. In connection with the name change, the Company changed its trading symbol from “SCWB” to “FBTN” (the “Symbol Change”). The Name Change and Symbol Change were announced on September 28, 2012.

Forward Split

The Company’s Board of Directors had previously approved a 15-to-1 forward split of the Company’s issued and outstanding shares (the “Fawad Split”).   We received approval by FINRA on the Forward Split on September 24, 2012 and the forward split was announced on September 25, 2012.

Our Websites

We currently have two operating websites, FreeButton.com and FreeButtonStore.com.

FreeButton.com

FreeButton.com is the instant-win website that engages users to “click” the FreeButton to win an array of products. Users are not required to complete a signing-up process, such as entering email addresses, in order to participate.  Every attempt to win constitutes of, choosing a desired product on the home page or through the navigation bar, clicking that item to enter a specific giveaway section, where the User is taken to play a simple CAPTCHA (Completely Automated Public Turing test to tell Computers and Humans Apart) game to prove they are a human and not a bots, and then clicking the FreeButton to instantly find out if they have won the chosen product.  One user is allowed unlimited attempts to win.  Each free giveaway win occurs upon a pre-determined amount of attempts to win.  The attempts to win give exposure for products supplied by our partner companies. We launched FreeButton.com beta 1.0 version on October 1, 2012. On February 15, 2013, we launched FreeButton.com 2.0 version with improved product display in categories, such as sport, tech, style, and gaming.

Beginning February 2013, we have initiated a charitable donation program CauseClick at FreeButton.com, under which we donate one cent US dollar to a charitable organization selected by the Company for every attempt to win by users in participating sweepstakes at FreeButton.com. Mauli Ola Foundation, founded to introduce surfing as a natural treatment for cystic fibrosis and a variety of other health challenges, is currently the charitable organization we selected for our donations under the CauseClick program. We may change or add selected charitable organizations or cancel the CauseClick Program at any time at the sole discretion of our management.

FreeButtonStore.com

FreeButtonStore.com is an eCommerce website, where users can purchase products, including the products they attempted to win on FreeButton.com, at a discounted price.

FreeButtonStore.com could also link users to our partner companies’ websites to directly purchase their products. We share revenue with our partner companies on a pre-determined percentage for the purchased directed from FreeButtonStore.com.

We provide our partner companies with advertising programs that drive users to their respective websites or FreeButtonStore.com to make purchases. The advertising programs include editorial, photos, video, and banner. The partner companies pay a fee to place advertisements on our website in the sections for their individual giveaway products until such products are won by our users.

We plan to launch two additional websites, FreeButtonGaming.com & FreeButtonPlus.com.

FreeButtonPlus.com

FreeButtonPlus.com is designed to offer unique benefits to member users upon signing up our “Free+” program and paying for a fee.  “Free+” program provides member users with benefits including, gifts with purchase, exclusive giveaways for members only, no CAPTCHA system prior to play, special offers from partner companies, ending- soon alerts, monthly attempt rewards, double donation values. We plan to launch FreeButtonPlus.com in approximately May 2013.

FreeButtonGaming.com.

FreeButtonGaming.com. is intended for giveaway events with enhanced changes of winning, to be participated by limited number of paid users playing skill-required games.  The number of participating users and the amount each user required to pay will be determined depending on the cost of winnable items. The participating users will be sent a link to enter a skill-required online game, such as “breakout” or “jewel mania”.  The user with the highest score in each game will win the product. Additionally, we plan to build an Application Programming Interface (API) and license the API to other website publishers to be utilized for their own “play-to-win” games.  We plan to launch FreeButtonGaming.com in approximately May 2013.

Integration Site

We plan to integrate all four discussed websites into one main website FreeButton.com, upon completion of beta testing to our satisfaction. We estimate that we will complete the integration in approximately August 2013.

How We Generate Revenue

We have not started to generate revenue since inception. We plan to generate revenue through four sources.  We have built up partner engagement programs and FreeButtonStore.com, and expect to utilize the addition revenue sources as we complete construction of FreeButtonPlus.com and FreeButtonGaming.com.  Current sources include:

●
Partner Engagement Programs – We expect our partner companies that supply free giveaway products to pay a fee based on the amount of attempts to win their products in exchange for brand exposures, brand engagement such as “liking” on Facebook or “following” on twitter, and purchases directed to their own website.

●	FreeButtonStore.com – We expect to make profits by selling products supplied to us at a reduced wholesale price by our partner companies.

Additional sources include:

●	FreeButtonPlus.com – We plan to charge a membership fee for users signing up the “Free+ program”.
●	FreeButtonGaming.com – We plan to charge a membership fee for users participating skill-required games to win giveaway products.

Our long-term goal is to be acquired by companies that seek a website with revenue and large traffic.

Competition

Our business is in the industry of online sweepstake and eCommerce.  This industry is very competitive and rapidly evolving. We position ourselves as a non-enter-to-win website operator. We compete for users with numerous enter-and-win and sweepstakes sites and we also compete for product manufactures with other type of websites where our partner companies advertise their products.

We believe that we will enjoy the following competitive advantages:

●
Our non-enter-to-win. While FreeButtonPlus.com and FreeButtonGaming .com will require sign-ups by users, we plan to maintain our integration website FreeButton.com a non-enter-to-win website. Users can participate in sweepstake without have to entering personal information including their email addresses, mailing address, or phone number.  Our users will not be bound to subsequent marketing emails, calls or mails and their information is safe from being sold for profit.

●
Our advertising programs. We provide partner companies with unique and new branding experience in the market. Our clean and user-friendly websites give us advantages over some complicated enter-and-win sites. Our unique partnership model which includes the product and like value of cash program in exchange for conquest advertising makes us very much in demand and there is no other model like it.

●
Our relationship with partner companies.  James Lynch, one of our founders, lends us his network of relationships with consumer product manufacturer across the country, in particular sports product manufacturers, to build up partnerships with these companies.

We face some inherent risks and uncertainties in our business:

●	Copycat Sites. Before we successfully secure patents on certain unique feature of play-to-win sets on FreeButton.com. , we are vulnerable to threat posed by websites that copy our idea or process.
●	Regulations relating to giveaways. If government regulation of the online gaming or Internet industries increases, it may adversely affect our business and operating results.

Our Marketing Strategy

We market through a list of channels to promote our non-enter-to-win model and enhance the clean and user-friendly image of our websites.

Directory Websites

We market our websites by listing our giveaways on aggregator websites, such as giveawayscoop.com and emperola.com., where giveaway items and websites are gathered to provide visitors with one-stop information. The listings of our giveaways on aggregator websites are made on both free and paid basis.

Industry Blogs

We plan to identify and strategize within available blogging genre to promote and market our websites.

Organic SEO

We plan to utilize our knowledge accumulated from communicating with directory websites and blogging communities to select effective keywords and use pay-per-click (PPC) to have the selected keywords work in our favor to gain traffic.

Partner Companies

We plan to work with our partner companies to promote our websites through their social media outlets.  We plan to make template plans that our partner companies can implement to help drive traffic to our websites.

Social Media

We plan to form marketing strategies to be implemented on social media platforms.

Traditional Advertising in Niche Genre

We plan to use traditional advertising such as print, online and event sponsorship in specific market genres to promote specific giveaways.

Causal Co-Marketing

We plan to partner with charitable organizations to make donations to create additional incentives for users to participate in our sweepstakes.

Our Customers

We consider our users and partner companies as our customers.

We focus our marketing on users in the United States. As of this report, we have approximately 10,895 users and 106,538 attempts to win participating sweepstakes at FreeButton.com. We have not made any sales at FreeButtonScore.com.

Our target partner companies are a variety of manufacturers or retailer of products. We have established partnership to supply us with action and adventure sports products, OEM automotive, travel services, and electronics. We will request pre-pay in advance from most of our Partners and extend net 30 credit terms to National brands with advertising agencies.

Legal Environment

We are subject to a number of federal and state laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being litigated in the courts, and could be interpreted in ways that could harm our business.  These laws and regulations may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services.  The application and interpretation of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate.

We are also subject to federal laws and regulations regarding privacy and the protection of user data, including The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 and The Electronic Communications Privacy Act of 1986, among others. Many states have passed laws requiring notification to users when there is a security breach for personal data or the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Any failure by us to comply with privacy related laws and regulations or our privacy policy, could expose us to costly or time-consuming proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect our users’ privacy and data could result in loss of user confidence in our product and services and ultimately in a loss of subscribers, which could adversely affect our business.

There are a number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, it could have an adverse effect on our business. In addition, rising concern about the use of social networking technologies for illegal conduct may in the future produce legislation or other governmental action that could require changes to our product or restrict or impose additional costs upon the conduct of our business.  These regulatory and legislative developments, including excessive taxation, may prevent or significantly limit our ability to expand our business.

Patent and Trademarks

To establish and protect our proprietary rights, we rely on a combination of trademarks and patent applications, confidentiality agreements and other contractual rights. We have two registered trademarks relating to the FreeButton.com brand. We are currently pursuing patents related to certain play-to-win feature sets on the FreeButton.com.

Employees

As of April 2013, we have five employees, two of whom are employed on a full-time basis and three are on a part-time basis. We believe that our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	PROPERTIES

Our principal executive office is located at 545 Second Street #6, Encinitas, CA 92024. We lease approximately 658 square feet of office space on a month-to-month basis, and our office rental expense on a monthly basis is approximately $1,344.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigations are subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time and harm our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the OTC Bulletin Board under the symbol “SWCB” since August 13, 2010.  Beginning September 2012, our symbol was changed to “FBTN”.  The following table sets forth the range of the quarterly high and low bid price information for the years beginning August 13, 2012 through December 31, 2012 as reported by the OTC Bulletin Board.

	High Bid* ($)	Low Bid* ($)
2012
Third Quarter (beginning August 13, 2012)	$0.44	$0.28
Fourth Quarter	0.64	0.43

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control.  In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of April 12, 2013, there were 32 holders of record of our common stock.  This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividend Policy

We have never declared or paid dividends on our common stock.  We do not anticipate paying any dividends on our common stock in the foreseeable future.  We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.  Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

On August 9, 2012, the Company issued a one-year promissory note of a principal amount of $110,000, with an interest of 8%. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, subject to adjustments if the Company issues shares in a financing for a gross proceeds exceeding $1,000,000 within the term of the note.   The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On November 20, 2012, the Company issued a six-month promissory note of a principal amount of $25,000, with an interest of 8%. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, subject to adjustments if the Company issues shares in a financing for a gross proceeds exceeding $1,000,000 within the term of the note.  The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On December 13, 2012, the Company issued a six-month promissory note of a principal amount of $10,000, with an interest of 8%. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.20 per share, subject to adjustments if the Company issues shares in a financing for a gross proceeds exceeding $1,000,000 within the term of the note. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On February 25, 2013, the Company issued a total of 7,000 shares of the Company’s commons stock under the 2013 Equity Incentive Award Plan (the “2013 Plan”), to three service providers, at a price of $0.633 per share. Total value received for services rendered was $4,430. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On February 25, 2013, the Company issued 100,000 shares of the Company’s commons stock to an investor at a price of $0.25 per share, in exchange for proceeds of $25,000.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On March 18, 2013, the Company issued a six-month promissory note of a principal amount of $25,000, with an interest of 8%. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, subject to adjustments if the Company issues shares in a financing for a gross proceeds exceeding $225,000 within the term of the note.  The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.  The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.”  In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Forward-Looking Statements.”  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

We operate sweepstakes websites featuring free giveaways of premier consumer products to users by participating in online games. Our partner companies provide premier consumer products in various categories, such as sports, electronics, travel, gaming, style, bags, etc for free giveaway, and in return, receive a series of benefits including product exposure, advertising space and sales leads. We also operate an eCommerce website where the users can purchase products of our partner companies.

Recent Development

Change of Control

On August 2, 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Anthony Pizzacalla, a former stockholder of the Company, James Edward Lynch, JR. and Dallas James Steinberger pursuant to which Mr. Pizzacalla sold to Messrs. Lynch and Steinberger an aggregate of 10,000,000 shares of the Company’s common stock which constitutes 94% of the Company’s then outstanding common stock, in exchange for payment by Messrs. Lynch and Steinberger from their personal fund in an amount of $10,000.  Under the Agreement, Mr. Lynch and Mr. Steinberger each purchased 5,000,000 shares of the Company’s common stock, respectively. Upon the consummation of a change of control, we ceased our business of offering our window blind system products, and we now operate the business of sweepstakes and eCommerce websites.

Name Change and Symbol Change

On September 6, 2012, we filed a Certificate of Amendment to its Articles of Incorporation (the “First Amendment”) to change its name from “Secure Window Blinds, Inc.” to “The Free Button, Inc.”.  On September 11, 2012, the Company filed a Certificate of Correction to the First Amendment (the “Corrected Amendment”) to correct its name from “The Free Button, Inc.” to “FreeButton, Inc.”  The Corrected Amendment took effect as of September 11, 2012.

On September 24, 2012, the Company received approval by the Financial Industry Regulatory Authority (FINRA) for its name change and forward split. In connection with the name change, the Company changed its trading symbol from “SCWB” to “FBTN” (the “Symbol Change”). The Name Change and Symbol Change were announced on September 28, 2012.

Forward Split

The Company’s Board of Directors had previously approved a 15-to-1 forward split of the Company’s issued and outstanding shares (the “Fawad Split”).   We received approval by FINRA on the Forward Split on September 24, 2012 and the forward split was announced on September 25, 2012.

Plan of Operations

During the next twelve months we anticipate implementing:

We plan to launch two additional websites, FreeButtonGaming.com & FreeButtonPlus.com.

FreeButtonPlus.com

FreeButtonPlus.com is designed to offer unique benefits to member users upon signing up our “Free+” program and paying for a fee.  “Free+” program provides member users with benefits including, gifts with purchase, exclusive giveaways for members only, no CAPTCHA system prior to play, special offers from partner companies, ending- soon alerts, monthly attempt rewards, double donation values. We plan to launch FreeButtonPlus.com in approximately May 2013.

FreeButtonGaming.com.

FreeButtonGaming.com. is intended for giveaway events with enhanced changes of winning, to be participated by limited number of paid users playing skill-required games.  The number of participating users and the amount each user required to pay will be determined depending on the cost of winnable items. The participating users will be sent a link to enter a skill-required online game, such as “breakout” or “jewel mania”.  The user with the highest score in each game will win the product. Additionally, we plan to build an Application Programming Interface (API) and license the API to other website publishers to be utilized for their own “play-to-win” games.  We plan to launch FreeButtonGaming.com in approximately May 2013.

Integration Site

We plan to integrate all four discussed websites into one main website FreeButton.com, upon completion of beta testing to our satisfaction. We estimate that we will complete the integration in approximately August 2013.

Our President, Chief Executive Officer and Secretary, James Lynch, builds partnerships with consumer products manufacturer, drives sales, perform other functions of an executive, managerial or administrative nature.

Our Vice President and Treasury, Dallas Steinberger, is responsible for our website construction and assist with marketing and generating traffic to our websites.

Results of Operations

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2012 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

We did not generate any revenue during the fiscal year ended December 31, 2012 and has not generated any revenue since inception November 27, 2006. Total expenses for the fiscal year ended December 31, 2012 were $122,973 resulting in an operating loss for the fiscal year of $122,973 as compared to total expenses of $18,249 resulting in an operating loss of $ 18,249 for the fiscal year ended December 31, 2011. The operating loss for the fiscal year ended December 31, 2012 is a result of office and general expenses in the amount of $29,218, management fee of $45,000, marketing expenses of $10,884 and professional fees in the amount of $37,871 as compared to Office and general expenses in the amount of $2,249, management fee of nil, marketing expenses of nil and professional fees in the amount of $16,000 for the fiscal year ended December 31, 2011.

Capital Resources and Liquidity

As of December 31, 2012, we had $21,674 of cash as compared to $2 of cash for the year ended December 31, 2011. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $201,224.  As at December 31, 2012, the Company has a working capital deficit of $143,741.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties.

In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.  If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.  Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional fund, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have future effect on the business, financial condition, revenue or expenses and/or result of operations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
 (A Development Stage Company)

FINANCIAL STATEMENTS
(Audited)
December 31, 2012

PLS CPA, A PROFESSIONAL CORPORATION t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979 t E-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Freebutton Inc.
(Formerly known as Secure Window Blinds, Inc.)

We have audited the accompanying balance sheets of Freebutton, Inc. (A Development Stage “Company”) as of December 31, 2012 and 2011 and the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended December 31, 2012 and 2011, and for the period from November 27, 2006 (inception) to December  31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freebutton, Inc. as of December 31, 2012 and 2011, and the result of its operations and its cash flows for the years then ended December 31, 2012 and 2011, and for the period from November 27, 2006 (inception) to December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA
____________________
PLS CPA, A Professional Corp.

April 16, 2013
San Diego, CA. 92111

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$21,674	$2

OFFICE EQUIPMENT, NET	3,914
WEB DEVELOPMENT COSTS	18,845	-

TOTAL ASSETS	$44,433	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,343	$32,643
Due to related party (Note 4)	4,072	26,342
Promissory Note	145,000	-

TOTAL CURRENT LIABILITIES	165,415	58,985

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
33,300,000 shares of common stock (December 31, 2011 –159,300,000 )	33,300	159,300
Additional paid-in capital	46,942	(133,800)
Deficit accumulated during the development stage	(201,224)	(84,483)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(120,982)	(58,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$44,433	$2

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Year ended December 31, 2011	November 27, 2006 (inception) to December 31, 2012

REVENUE	$-	$-	$-

EXPENSES
Office and general	29,218	2,249	37,728
Management fee	45,000	-	45,000
Marketing expenses	10,884	-	10,884
Professional fees	37,871	16,000	113,224

TOTAL EXPENSES	122,973	18,249	206,836

OPERATING LOSS	(122,973)	(18,249)	(206,836)

OTHER INCOME (EXPENSES)
Exchange loss	-	-	(620)
Loan interest	(3,768)	-	(3,768)
Gain (loss) on debt settlement	10,000	-	10,000

TOTAL OTHER INCOME (EXPENSES)	6,232	-	5,612

NET LOSS FOR THE YEAR	$(116,741)	$(18,249)	$(201,224)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	111,791,803	159,300,000

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 27, 2006 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Common shares issued for cash – at $0.0000666 per share, December 15, 2006	105,000,000	$105,000	$(98,000)			$7,000
Share subscription receivable	-	-		(7,000)		(7,000)

Net loss for the year ended December 31, 2006	-	-	-	-	(953)	(953)
Balance, December 31, 2006	105,000,000	105,000	(98,000)	(7,000)	(953)	(953)
Subscription received, March 5, 2007	-	-	-	7,000	-	7,000

Net loss for the year ended December 31, 2007	-	-	-	-	(7,739)	(7,739)
Balance, December 31, 2007	105,000,000	105,000	(98,000)	-	(8,692)	(1,692)

Common shares issued for cash – at $0.001666 per share	9,300,000	9,300	6,200	-	-	15,500
Common shares issued for cash – at $0.0000666 per share	45,000,000	45,000	(42,000)	-	-	3,000

Net loss for the year ended December 31, 2008	-	-	-	-	(16,944)	(16,944)
Balance, December 31, 2008	159,300,000	159,300	(133,800)	-	(25,636)	(136)
Balance, December 31, 2009	159,300,000	159,300	(133,800)	-	(46,584)	(21,084)
Net loss for the year ended December 31, 2010	-	-	-	-	(19,650)	(19,650
Balance, December 31, 2010	159,300,000	159,300	(133,800)	-	(66,234)	(40,734)

Net loss for the year ended December 31, 2011	-	-	-	-	(18,249)	(18,249)
Balance, December 31, 2011	159,300,000	159,300	(133,800)		(84,483)	(58,983)

Debt forgiveness by related party (Note 3)	-	-	54,743	-	-	54,742

Shares cancelled – August 15, 2012
(Note 3)	(126,000,000)	(126,000)	126,000	-	-	-

Net loss for the period ended December 31, 2012	-	-	-	-	(116,741)	(116,741)

Balance, December 31, 2012	33,300,000	$33,300	$46,942	$-	$(201,224)	$(120,982)

The accompanying notes are an integral part of these financial statements.

All share amounts have been restated to reflect the 15:1 forward split on August 22, 2012.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
(Audited)

	Year ended December 31, 2012	Year ended December 31, 2011	November 27, 2006 (date of inception) to December 31, 2012

OPERATING ACTIVITIES
Net loss for the period	$(116,741)	$(18,249)	$(201,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	(10,000)	-	(10,000)
Depreciation expenses	208		208
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(6,300)	6,553	30,415

NET CASH USED IN OPERATING ACTIVITIES	(132,833)	(11,696)	(180,601)

INVESTING ACTIVITIES
Furniture and Equipment	(4,122)	-	(4,122)
Web development costs and acquisitions	(18,845)	-	(18,845)

NET CASH USED IN INVESTING ACTIVITIES	(22,967)	-	(22,967)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,500
Convertible promissory note	145,000	-	145,000
Proceeds from related parties	32,472	11,697	54,742

NET CASH PROVIDED BY FINANCING ACTIVITIES	177,472	11,697	225,242

NET INCREASE (DECREASE) IN CASH	21,672	1	21,674

CASH, BEGINNING	2	1	-

CASH, ENDING	$21,674	$2	$21,674

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash investing and financing activities
Debt forgiveness of related party	$54,742	$-	$54,742

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $201,224.  As at December 31, 2012, the Company has a working capital deficit of $143,741.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of December 31, 2012 the Company has issued 150,000,000 founders shares at $0.0000667 per share for net proceeds of $10,000 to the Company and 9,300,000 private placement shares at $0.001666 per share for net proceeds of $15,500 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. Accumulated depreciation to date on office equipment is $208.

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
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at December 31, 2012 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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
DECEMBER 31, 2012

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

As at December 31, 2012 the Company has a shareholders loan in the amount of $4,072 owed to the President of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

During the year ended December 31, 2012, the Company paid $45,000 in total to two managers as management fees.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

On August 9, 2012 the Company signed a Convertible Promissory Note for $110,000, with an interest rate of 8% with a maturity date of August  9, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $1,000,000 at a differing price.

On November 20, 2012 the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% with a maturity date of May 20, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $225,000 at a differing price.

On December 13, 2012 the Company signed a Convertible Promissory Note for $10,000, with an interest rate of 8% with a maturity date of June 13, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $90,000 at a differing price.

NOTE 6 – INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of December 31, 2012 the Company had net operating loss carry forwards of approximately $201,224 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – SUBSEQUENT EVENTS

On February 25, 2013, the Board of Directors of the Company adopted a new equity incentive award plan, named the FreeButton, Inc. 2013 Equity Incentive Award Plan (the “2013 Plan”), which has been approved by a majority, or approximately 65% of outstanding shareholders of the Company on February 25, 2013.

The new plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation will be 3,500,000 shares.  The term of the plan is for 10 years from the date of its adoption.

On February 25, 2013 the Company issued under the 2013 Plan a total of 7,000 common shares to one individual and two companies. Total value received for services rendered was $4,430.

On February 25, 2013 the Company issued 100,000 common shares of the Company for $0.25 per share, with net proceeds to the Company of $25,000.

On March 18, 2013 the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% with a maturity date of September 18, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $225,000 at a differing price.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of December 31, 2012, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2012 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2012, the Company determined that the following items constituted a material weakness:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.
●	The Company’s disclosure controls and procedures do not provide adequate segregation of duties;
●	The Company does not have effective controls over period end financial disclosure and reporting processes.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and sole director are as follows:

Name	Age	Position

James Edward Lynch, JR. (1)	45	President, Chief Executive Officer, Secretary, and Director

Dallas James Steinberger (2)	28	Vice President and Treasury, and Director

(1)	Mr. Lynch was appointed as President, Chief Executive Officer and Secretary and a director of the Company on August 2, 2012 upon the closing of a change of control.

(2)	Mr. Steinberger was appointed as Vice President and Treasury and a director of the Company on August 2, 2012 upon the closing of a change of control.

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

James Edward Lynch, JR.

Mr. Lynch has 17 years business and managerial experience in advertising and media industry. In November 2009, James launched a boutique sales & consulting firm, Media Rhythm, representing various media properties including over 30 magazines (Surfer, Motor Trend, Surfing, Automobile, Hot Rod, Powder, Snowboarder, Alert Diver, Shutterbug, just to name a few), 30 websites, and 20 sponsor-able events.  This firm also operates as an apparel sales rep firm and consulting group. In the past 13 years, Mr. Lynch also served as the Vice President of national sales at Action Sports Group, managing 7 Magazines, 12 websites, 14 events, and multiple employees. He has seen years of success creating and implementing integrated advertising & marketing programs in Online, Print, and Event Media Properties.

The Board considers Mr. Lynch’s experience in advertising and media industry and skills in management, strategy and implementation qualify him to serve as a member of the Board.

Dallas James Steinberger

Mr. Steinberger has been involved in online business for the last ten years, from online brand development, marketing and social networking to coding, design and implementation of multiple sites. He has been an independent web design studio owner and managed the online presence for Action Sports Group, a major publisher of action sports magazines. From 2008 to 2011 while working at Action Sports Group as the Senior Web Producer, he managed the content creation and online publishing schedule for ten magazine sites including Surfermag.com, Powdermag.com and Bikemag.com.

The Board considers Mr. Steinberger’s experience in online marketing qualifies him to serve as a member of the Board.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and holds office until removed by the Board of Directors.

There are no agreements or understandings between Mr. Lynch and Mr. Steinberger and any other person pursuant to which Mr. Lynch and Mr. Steinberger were selected as a director or executive officer.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officers.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2012, other than as set forth below:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
James Edward Lynch, JR.	1	1	1
Dallas James Steinberger	1	1	1

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named persons, during the years ended December 31, 2012 and 2011 as our only named executive officer:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year		Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)

James Edward Lynch, JR.	2012	(1)	-	-	-	25,000	(2)	25,000
President, Chief Executive Officer, Secretary	2011		-	-	-	-		-

Dallas James Steinberger	2012	(3)	-	-	-	20,000	(4)	20,000
Vice President and Treasurer	2011		-	-	-	-		-
				-	-	-
Anthony Pizzacalla (5)	2012		-	-	-	-		-
Former President, Chief Financial Officer, Secretary and Treasurer	2011		-	-	-	-		-

(1)	Represents Mr. Lynch’s compensation from August 2, 2012 through December 31, 2012.
(2)	Represents Mr. Steinberger’s compensation from August 2, 2012 through December 31, 2012.
(3)	Represents management fee paid to Mr. Lynch.
(4)	Represents management fee paid to Mr. Steinberger.
(5)
Mr. Pizzacalla served as our President, Chief Financial Officer, Secretary and Treasurer since inception and resigned as from such position on August 2, 2012 upon the closing of the change of control. Mr. Pizzacalla’s resignation was not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies (including accounting or financial policies) or practices.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2012 and 2011.

Compensation of Directors

During the year ended December 31, 2012 and 2011, the former sole director Anthony Pizzacalla and the current directors James Edward Lynch, JR. and Dallas James Steinberger did not receive any compensation solely for service as a director.

Our directors James Edward Lynch, JR. and Dallas James Steinberger will not receive any compensation solely for service as a director. It is our current policy that our director is reimbursed for reasonable out-of-pocket expenses incurred in attending each board of directors meeting or meeting of a committee of the board of directors.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2012 and 2011, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. Fawad Maqbool, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of April 12, 2013.

Beneficial ownership is determined in accordance with the rules of the SEC.  Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants).  For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 9, 2013 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.  Unless otherwise indicated below, the address of each person listed in the table below is c/o 545 Second Street #6, Encinitas, CA 92024.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common Stock (1)
Directors and Officers	No. of Shares	% of Class

James Edward Lynch, JR. President, Chief Executive Officer and Secretary, and Director	10,800,000	32.32%
Dallas James Steinberger Vice President and Treasurer, and Director	10,800,000	32.32
All officers and directors as a group (2 persons)	21,600,000	64.64%

(1)
Based on 33,411,620 shares of common stock issued and outstanding as of April 12, 2013. For each beneficial owner above, the number of shares of common stock into which Convertible Notes held by such beneficial owner are convertible within 60 days of April 12, 2013 have been included in the number of common stock owned by such beneficial owner.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following sets forth a summary of transactions since the beginning of the fiscal year of 2011, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●
At December 31, 2012, loan from our director and President, Chief Executive Officer, Secretary, James Edward Lynch, JR., to the Company, amounted to $4,072. The loan is unsecured and non- interest-bearing with no set terms of repayment.

●	During the year ended December 31, 2012, the Company paid a total of $45,000 of management fees to two officers James Edward Lynch, JR. and Dallas James Steinberger.
●	On June 26, 2012, our former President, Chief Financial Officer, Secretary and Treasurer, Anthony Pizzacalla, forgave the debts owed to him by the Company in an amount of $54,742.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000 or one percent of the average of the Company’s total assets at the year-end for 2011 and 2010. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;
●	the effect on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the terms of the transaction;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Director Independence

James Edward Lynch, JR. and Dallas James Steinberger, the members of our Board of Directors, are not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to PLS CPA

The following table shows the aggregate fees we paid for professional services provided to us by PLS CPA for 2012 and 2011:

	2012	2011
Audit Fees	$10,000	$10,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
	0
Total	$10,000	$10,000

Audit Fees

For the fiscal years ended December 31, 2012 and 2011, we paid approximately $10,000 and $10,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2012 and 2011, we paid approximately $0 and $0 respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2012 and 2011, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2011.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular  service,  the  Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee.  Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2012 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2011. However, all of the above services in 2011 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Annual Report:

1.	Financial Statements

The financial statements filed as part of this Annual Report are included in Item 8. Financial Statements and Supplementary Data.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2013	FREEBUTTON, INC.

	By:	/s/ James Edward Lynch, JR.
James Edward Lynch, JR.
President, Chief Executive Officer and Secretary
(Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Edward Lynch, JR.	President, Chief Executive Officer and Secretary, and Director	April 16, 2013
James Edward Lynch, JR.	(Principal Executive Officer and Principal Accounting Officer)

/s/ Dallas James Steinberger	Vice President and Treasurer, and Director	April 16, 2013
Dallas James Steinberger

EXHIBIT INDEX

3.1
Articles of Incorporation of FreeButton, Inc. as filed with the Secretary of State of Nevada, incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on May 5, 2008.

3.2	By-Laws of FreeButton, Inc., incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on May 5, 2008.

3.3	Corrected Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 5, 2012.

4.1	Form of Promissory Note, issued by the Company in favor of the holders thereof.

10.1
Stock Purchase Agreement dated August 2, 2012 among the Company, Anthony Pizzacalla, James Edward Lynch, JR. and Dallas James Steinberger, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 3, 2012.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.