Form 10-Q
period 2013-03-31
FREEBUTTON, INC.
filed 2013-05-15
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________

 Commission File Number 000-54009

FREEBUTTON, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5982715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

545 Second Street, #6
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

As of May 10, 2013 the registrant had 33,411,620 shares of common stock, $0.001 par value, outstanding.

FREEBUTTON, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of Freebutton, Inc.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the report. All subsequent written and oral forward-looking statements concerning other matters addressed in this report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
 (A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$6,326	$21,674

OFFICE EQUIPMENT, NET	3,711	3,914
WEB DEVELOPMENT COSTS	18,845	18,845

TOTAL ASSETS	$28,882	$44,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,295	$16,343
Due to related party (Note 4)	4,072	4,072
Promissory Note (Note 5)	183,500	145,000

TOTAL CURRENT LIABILITIES	211,867	165,415

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
33,407,000 shares of common stock (December 31, 2012 –33,300,000 )	33,407	33,300
Additional paid-in capital	76,265	46,942
Deficit accumulated during the development stage	(292,657)	(201,224)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(182,985)	(120,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$28,882	$44,433

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2013	Three months ended March 31, 2012	November 27, 2006 (inception) to March 31, 2013

REVENUE	$-	$-	$-

EXPENSES
Office and general	$22,836	$134	$60,563
Management fee	33,000	-	78,000
Marketing expenses	10,567	-	21,451
Professional fees	21,824	4,500	135,049

TOTAL EXPENSES	88,227	4,634	295,063

OPERATING LOSS	(88,227)	(4,634)	(295,063)

OTHER INCOME (EXPENSES)
Exchange loss	-	-	(620)
Loan interest	(3,206)	-	(6,974)
Gain (loss) on debt settlement	-	-	10,000

TOTAL OTHER INCOME (EXPENSES)	(3,206)	-	2,406

NET LOSS FOR THE YEAR	$(91,433)	$(4,634)	$(292,657)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	33,340,422	33,300,000

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 27, 2006 (INCEPTION) TO MARCH 31, 2013

					Deficit Accumulated
				Share	During the
	Common Stock		Additional	Subscription	Development
	Number of shares	Amount	Paid-in Capital	Receivable	Stage	Total

Common shares issued for cash – at $0.0000666 per share, December 15, 2006	105,000,000	$105,000	$(98,000)			$7,000
Share subscription receivable	-	-		(7,000)		(7,000)

Net loss for the year ended December 31, 2006	-	-	-	-	(953)	(953)
Balance, December 31, 2006	105,000,000	105,000	(98,000)	(7,000)	(953)	(953)
Subscription received, March 5, 2007	-	-	-	7,000	-	7,000

Net loss for the year ended December 31, 2007	-	-	-	-	(7,739)	(7,739)
Balance, December 31, 2007	105,000,000	105,000	(98,000)	-	(8,692)	(1,692)

Common shares issued for cash – at $0.001666 per share	9,300,000	9,300	6,200	-	-	15,500
Common shares issued for cash – at $0.0000666 per share	45,000,000	45,000	(42,000)	-	-	3,000

Net loss for the year ended December 31, 2008	-	-	-	-	(16,944)	(16,944)
Balance, December 31, 2008	159,300,000	159,300	(133,800)	-	(25,636)	(136)
Balance, December 31, 2009	159,300,000	159,300	(133,800)	-	(46,584)	(21,084)
Net loss for the year ended December 31, 2010	-	-	-	-	(19,650)	(19,650
Balance, December 31, 2010	159,300,000	159,300	(133,800)	-	(66,234)	(40,734)
Net loss for the year ended December 31, 2011	-	-	-	-	(18,249)	(18,249)
Balance, December 31, 2011	159,300,000	159,300	(133,800)		(84,483)	(58,983)

Debt forgiveness by related party (Note 3)	-	-	54,742	-	-	54,742
Shares cancelled – August 15, 2012 (Note 3)	(126,000,000)	(126,000)	126,000	-	-	-

Net loss for the period ended December 31, 2012	-	-	-	-	(116,741)	(116,741)
Balance, December 31, 2012	33,300,000	33,300	46,942	-	(201,224)	(120,982)

Common shares issued for cash at $0.25	100,000	100	24,900		-	25,000
Common shares issued for services (Note 3)	7,000	7	4,423	-	-	4,430

Net loss for period ended March 31, 2013	-	-	-	-	(91,433)	(91,433)

Balance, March 31, 2013 (Unausited)	33,407,000	$33,407	$76,265	$-	$(292,657)	$(182,985)

The accompanying notes are an integral part of these financial statements.

All share amounts have been restated to reflect the 15:1 forward split on August 22, 2012.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
(Audited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	November 27, 2006 (date of inception) to March 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(91,433)	$(4,634)	$(292,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	-	-	(10,000)
Depreciation expenses	203	-	411
Common stock issued for service	4,430		4,430
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	7,952	(5,396)	34,295

NET CASH USED IN OPERATING ACTIVITIES	(78,848)	(10,030)	(263,521)

INVESTING ACTIVITIES
Furniture and Equipment	-	-	(4,122)
Web development costs and acquisitions	-	-	(18,845)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(22,967)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	25,000	-	50,500
Convertible promissory note	38,500	-	183,500
Proceeds from related parties	-	10,028	58,814

NET CASH PROVIDED BY FINANCING ACTIVITIES	63,500	10,028	292,814

NET INCREASE (DECREASE) IN CASH	(15,348)	(2)	6,326

CASH, BEGINNING	21,674	2	-

CASH, ENDING	$6,326	$-	$6,326

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash investing and financing activities
Common stock issued for service	$4,430	$-	4,430
Debt forgiveness of related party	$-	$-	$54,742

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

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

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $292,657.  As at March 31, 2013, the Company has a working capital deficit of $205,541.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of March 31, 2013 the Company has issued 150,000,000 founders shares at $0.0000667 per share for net proceeds of $10,000 to the Company and 9,300,000 private placement shares at $0.001666 per share for net proceeds of $15,500 and 100,000 private placement shares at $0.025 per share for net proceeds of $25,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Comprehensive Loss
“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. Accumulated depreciation to date on office equipment is $411

Loss per Common Share
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

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation
The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. On February 25, 2013, the Board of Directors of the Company adopted a new equity incentive award plan, named the FreeButton, Inc. 2013 Equity Incentive Award Plan (the “2013 Plan”), which has been approved by a majority, or approximately 65% of outstanding shareholders of the Company on February 25, 2013.The new plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation will be 3,500,000 shares.  The term of the plan is for 10 years from the date of its adoption. As of March 31, 2013 the Company has issue 7,000 common shares. (Refer Note 3)

Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of March 31, 2013.

-	Common stock $0.001 par value: 75,000,000 shares authorized: 33,411,620 shares issued and outstanding.

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

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT (continued)

On August 22, 2012 a majority of shareholders and the directors approved a special resolution to undertake a forward split of the common stock of the Company on a 15 new shares for 1 old share, which was effected on October 1, 2012, increasing the outstanding shares from 2,220,000 to 33,300,000.

On February 25, 2013, the Company issued 100,000 common shares through a private placement at $0.25 per share for net proceeds to the Company of $25,000.

On February 25, 2013 the Company issued under the 2013 Plan a total of 7,000 common shares to one individual and two companies. Total value received for services rendered was $4,430 (refer Equity Incentive Award Plan)

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 15:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

Equity Incentive Award Plan
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

On August 15, 2012, two shareholder of the Company returned 126,000,000 (pre-split 8,400,000) restricted shares of common stock to treasury and the shares were cancelled by the Company.  The shares were returned to treasury for no consideration to the shareholder.  Following the cancellation, as of December 31, 2012 there was 33,300,000 (pre-split 2,220,000)  shares of common stock outstanding.

As at March 31, 2013 the Company has a shareholders loan in the amount of $4,072 owed to the President of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

During the three month period ended March 31, 2013, the Company paid $33,000 in total to two managers as management fees.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

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

On January 7, 2013 the Company signed a Convertible Promissory Note for $13,500, with an interest rate of 8% with a maturity date of October 3, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $121,500 at a differing price.

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

NOTE 6 – INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of March 31, 2013 the Company had net operating loss carry forwards of approximately $288,227 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 7 – SUBSEQUENT EVENTS

On April 25, 2013 the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% with a maturity date of October 25, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $225,000 at a differing price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in “Item 1. Financial Statements.”  In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Forward-Looking Statements.”  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

The Company was engaged in the business of offering window blind system products and ceased such operation upon the consummation of a change of control in August 2012. Since then, current management has been building the Company to be a platform for marketing and advertising initiatives and a marketplace for consumer products.

Plan of Operations

During the next twelve months we anticipate implementing:

We plan to launch two additional websites, FreeButtonGaming.com & FreeButtonPlus.com.

FreeButtonPlus.com

FreeButtonPlus.com is designed to offer unique benefits to member users upon signing up our “Free+” program and paying for a fee.  “Free+” program provides member users with benefits including, gifts with purchase, exclusive giveaways for members only, no CAPTCHA system prior to play, special offers from partner companies, ending- soon alerts, monthly attempt rewards, double donation values. We plan to launch FreeButtonPlus.com in the near future.

FreeButtonGaming.com.

FreeButtonGaming.com. is intended for giveaway events with enhanced changes of winning, to be participated by limited number of paid users playing skill-required games.  The number of participating users and the amount each user required to pay will be determined depending on the cost of winnable items. The participating users will be sent a link to enter a skill-required online game, such as “breakout” or “jewel mania”.  The user with the highest score in each game will win the product. Additionally, we plan to build an Application Programming Interface (API) and license the API to other website publishers to be utilized for their own “play-to-win” games.  We plan to launch FreeButtonGaming.com in approximately July 2013.

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

Results of Operation

We did not generate any revenue during the quarter ended March 31, 2013 and has not generated any revenue since inception November 27, 2006. Total expenses for the quarter ended March 31, 2013 were $88,227 resulting in an operating loss of $88,227 as compared to total expenses of $4,634 resulting in an operating loss of $4,634 for the quarter ended March 31, 2012. The increase in total expenses accompanied the commencement of our new business operation upon the consummation of a change of control occurred in August 2012. The operating loss for the quarter ended March 31, 2013 is a result of office and general expenses in the amount of $22,836, management fee of $33,000, marketing expenses of $10,567 and professional fees in the amount of $21,824 as compared to office and general expenses in the amount of $134, management fee of nil, marketing expenses of nil and professional fees in the amount of $4,500 for the quarter ended March 31, 2012. For the quarter ended March 31, 2013, we incurred a loan interest of $3,206 as compared to loan interest of nil for the quarter ended March 31, 2012.

Capital Resources and Liquidity

As of March 31, 2013, we had $6,326 of cash as compared to $21,674 of cash for the year ended December 31, 2012. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $292,657. As at March 31, 2013, the Company has a working capital deficit of $205,541.

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

If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  In the event we are unsuccessful in raising additional capital through the issuance of equity or convertible debt securities, we will seek to raise additional capital through the issuance of debt or its equivalents. Issuance of debt or its equivalents will result in increased interest expense.

We are a development stage company with no revenues to date, and therefore we may have to pay high cost in securing a financing. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.  Any delay to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

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

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Based on the evaluation as of March 31, 2013, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2013, the Company determined that the following items constituted a material weakness:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.
●	The Company’s disclosure controls and procedures do not provide adequate segregation of duties;
●	The Company does not have effective controls over period end financial disclosure and reporting processes.

Management believes that the above material weaknesses could result in a material misstatement in our financial statements in future periods.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements when our financial position permits.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2013, the Company issued a total of 7,000 shares of the Company’s commons stock under the 2013 Equity Incentive Award Plan, to three service providers, at a price of $0.633 per share. Total value received for services rendered was $4,430. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On February 25, 2013, the Company issued 100,000 shares of the Company’s commons stock to an investor at a price of $0.25 per share, in exchange for proceeds of $25,000.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On January 7, 2013 the Company issued promissory note of a principal amount of $13,500, with a maturity date of October 3, 2013 and an interest of 8%. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, subject to adjustments if the Company issues shares in a financing for gross proceeds exceeding $121,500 within the term of the note.  The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On March 18, 2013, the Company issued a six-month promissory note of a principal amount of $25,000, with an interest of 8%. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, subject to adjustments if the Company issues shares in a financing for gross proceeds exceeding $225,000 within the term of the note.  The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On April 25, 2013 the Company issued a six-month promissory note of a principal amount of $25,000, with an interest of 8%. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, subject to adjustments if the Company issues shares in a financing for gross proceeds exceeding $225,000 within the term of the note.

ITEM 6. EXHIBITS

10.1†	FreeButton, Inc. 2013 Equity Incentive Award Plan, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 28, 2013.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Management contract or compensatory plan arrangement
*In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
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

FreeButton, Inc.

Dated: May 15, 2013	By:	/s/ James Edward Lynch, Jr.
James Edward Lynch, Jr.
President, Chief Executive Officer and Secretary
(Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)