Form 10-Q
period 2013-06-30
FREEBUTTON, INC.
filed 2013-08-15
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

As of August 9, 2013, the registrant had 33,544,260 shares of common stock, $0.001 par value, outstanding.

FREEBUTTON, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
 (A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,615	$21,674
Prepaid	1,344	-

TOTAL CURRENT ASSETS	3,959	-

OFFICE EQUIPMENT, NET	3,507	3,914
WEB DEVELOPMENT COSTS	18,845	18,845

TOTAL ASSETS	$26,311	$44,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,953	$16,343
Due to related party (Note 4)	4,072	4,072
Promissory Note (Note 5)	252,000	145,000

TOTAL CURRENT LIABILITIES	280,025	165,415

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
33,407,000 shares of common stock (December 31, 2012 –33,300,000 )	33,407	33,300
Additional paid-in capital	76,265	46,942
Deficit accumulated during the development stage	(363,386)	(201,224)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(253,714)	(120,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,311	$44,433

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		November 27, 2006 (inception) to June 30,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Office and general	$33,440	$1,022	$56,276	$1,156	$94,005
Management fees	22,500	-	55,500	-	100,500
Marketing expenses	5,790	-	16,357	-	27,242
Professional fees	4,488	3,862	26,312	8,362	139,535

TOTAL EXPENSES	66,218	4,884	154,445	9,518	361,282

NET OPERATING LOSS:	(66,218)	(4,884)	(154,445)	(9,518)	(361,282)

OTHER INCOME (EXPENSES)
Exchange loss	-	-	-	-	(620)
Loan interest	(4,511)	-	(7,717)	-	(11,484)
Gain (loss) on debt settlement	-	10,000	-	10,000	10,000

TOTAL OTHER INCOME (EXPENSES)	(4,511)	10,000	(7,717)	10,000	(2,104)

NET LOSS FOR THE YEAR	$(70,729)	$5,116	$(162,162)	$482	$(363,386)

BASIC LOSS PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	33,407,000	159,300,000	33,373,895	159,300,000

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 27, 2006 (INCEPTION) TO JUNE 30, 2013
(Unaudited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total
Common shares issued for cash – at $0.0000666 per share, December 15, 2006	105,000,000	$105,000	$(98,000)			$7,000
Share subscription receivable	-	-		(7,000)		(7,000)

Net loss for the year ended December 31, 2006	-	-	-	-	(953)	(953)
Balance, December 31, 2006	105,000,000	105,000	(98,000)	(7,000)	(953)	(953)
Subscription received, March 5, 2007	-	-	-	7,000	-	7,000

Net loss for the year ended December 31, 2007	-	-	-	-	(7,739)	(7,739)
Balance, December 31, 2007	105,000,000	105,000	(98,000)	-	(8,692)	(1,692)

Common shares issued for cash – at $0.001666 per share	9,300,000	9,300	6,200	-	-	15,500
Common shares issued for cash – at $0.0000666 per share	45,000,000	45,000	(42,000)	-	-	3,000

Net loss for the year ended December 31, 2008	-	-	-	-	(16,944)	(16,944)
Balance, December 31, 2008	159,300,000	159,300	(133,800)	-	(25,636)	(136)
Balance, December 31, 2009	159,300,000	159,300	(133,800)	-	(46,584)	(21,084)
Net loss for the year ended December 31, 2010	-	-	-	-	(19,650)	(19,650)
Balance, December 31, 2010	159,300,000	159,300	(133,800)	-	(66,234)	(40,734)
Net loss for the year ended December 31, 2011	-	-	-	-	(18,249)	(18,249)
Balance, December 31, 2011	159,300,000	159,300	(133,800)		(84,483)	(58,983)

Debt forgiveness by related party (Note 3)	-	-	54,742	-	-	54,742
Shares cancelled – August 15, 2012
(Note 3)	(126,000,000)	(126,000)	126,000	-	-	-

Net loss for the period ended December 31, 2012	-	-	-	-	(116,741)	(116,741)
Balance, December 31, 2012	33,300,000	33,300	46,942	-	(201,224)	(120,982)

Common shares issued for cash at $0.25	100,000	100	24,900		-	25,000
Common shares issued for services (Note 3)	7,000	7	4,423	-	-	4,430

Net loss for period ended June 30, 2013	-	-	-	-	(162,162)	(162,162)

Balance, June 30, 2013 (Unaudited)	33,407,000	$33,407	$76,265	$-	$(363,386)	$(253,714)

The accompanying notes are an integral part of these financial statements.

All share amounts have been restated to reflect the 15:1 forward split on August 22, 2012.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012	November 27, 2006 (date of inception) to June 30, 2013

OPERATING ACTIVITIES
Net loss for the period	$(162,162)	$482	$(363,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	-	(10,000)	(10,000)
Depreciation expenses	407	-	615
Common stock issued for service	4,430	-	4,430
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	7,610	(18,884)	33,953
Prepaid expenses	(1,344)	-	(1,344)

NET CASH USED IN OPERATING ACTIVITIES	(151,059)	(28,402)	(335,732)

INVESTING ACTIVITIES
Furniture and Equipment	-	-	(4,122)
Web development costs and acquisitions	-	-	(18,845)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(22,967)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	25,000	-	50,500
Proceed from issuance of convertible promissory note	107,000	-	252,000
Proceeds from related parties	-	28,400	58,814

NET CASH PROVIDED BY FINANCING ACTIVITIES	132,000	28,400	361,314

NET INCREASE (DECREASE) IN CASH	(19,059)	(2)	2,615

CASH, BEGINNING	21,674	2	-

CASH, ENDING	$2,615	$-	$2,615

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash investing and financing activities
Common stock issued for service	$4,430	$-	4,430
Debt forgiveness of related party	$-	$54,742	$54,742

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $363,386.  As at June 30, 2013, the Company has a working capital deficit of $276,066.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of June 30, 2013 the Company has issued 150,000,000 founders shares at $0.0000667 per share for net proceeds of $10,000 to the Company and 9,300,000 private placement shares at $0.001666 per share for net proceeds of $15,500 and 100,000 private placement shares at $0.025 per share for net proceeds of $25,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Comprehensive Loss
“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. Accumulated depreciation to date on office equipment is $615.

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
JUNE 30, 2013

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

Stock-based Compensation
The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. On February 25, 2013, the Board of Directors of the Company adopted a new equity incentive award plan, named the FreeButton, Inc. 2013 Equity Incentive Award Plan (the “2013 Plan”), which has been approved by a majority, or approximately 65% of outstanding shareholders of the Company on February 25, 2013.The new plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation will be 3,500,000 shares.  The term of the plan is for 10 years from the date of its adoption. As of June 30, 2013 the Company has issue 7,000 common shares. (Refer Note 3)

Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of June 30, 2013.

-	Common stock $0.001 par value: 75,000,000 shares authorized: 33,407,000 shares issued and outstanding.

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
JUNE 30, 2013

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

As at June 30, 2013 the Company has a shareholders loan in the amount of $4,072 owed to the President of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

During the six month period ended June 30, 2013, the Company paid $55,500 in total to two managers as management fees.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

On November 20, 2012 the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% with a maturity date of May 20, 2013. Maturity date has been extended to November 20, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $225,000 at a differing price.

On December 13, 2012 the Company signed a Convertible Promissory Note for $10,000, with an interest rate of 8% with a maturity date of June 13, 2013. Maturity date has been extended to December 12, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $90,000 at a differing price.

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

On April 3, 2013 the Company signed a Convertible Promissory Note for $13,500, with an interest rate of 8% with a maturity date of October 2, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $121,500 at a differing price.

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

On May 24, 2013 the Company signed a Convertible Promissory Note for $30,000, with an interest rate of 8% with a maturity date of November 24, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $270,000 at a differing price.

FREEBUTTON, INC.
(Formerly Secured Window Blinds, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

NOTE 6 – INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of June 30, 2013 the Company had net operating loss carry forwards of approximately $363,386 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 7 – SUBSEQUENT EVENTS

On July 11, 2013, FreeButton, Inc. (the “Company”) entered into an Assets and Business Acquisition Agreement (the “Acquisition Agreement”) with Media Rhythm Group, Inc. (“Media Rhythm”) to acquire all of the assets in connection to the business of Media Rhythm (the “Assets”).

Media Rhythm operates a marketing and advertising business that primarily caters to sports media such as magazines and websites. James Lynch, President, Chief Executive Officer, Secretary, and Director of the Company, is President and the sole shareholder of Media Rhythm (James Lynch is also President and Chief Executive Officer of FreeButton, Inc.)

Pursuant to the Acquisition Agreement, the Company purchased the Assets for $420,000 (the “Purchase Price”), and in return, issued a promissory note dated July 11, 2013 to Media Rhythm with the principal amount equal to the Purchase Price (the “Note”). Under the Note, the Purchase Price shall be paid by the Company to Media Rhythm in twenty-four (24) equal monthly installments commencing on August 1, 2013 (On August 2, 2013 the commencement date was changed to September 1, 2013). The Note shall bear no interest. The Company may at any time prepay all or part of the unpaid principal of the Note. The Company’s payment obligation may become accelerated upon certain events of default, including failure to make past due payment within ten (10) days of a written notice from the holder, failure to cure any involuntary insolvency or bankruptcy proceeding within ninety (90) days of the commencement of such proceeding, and filing of any voluntary bankruptcy or insolvency proceeding. Media Rhythm is entitled to the right of setoff against all or part of the unpaid and past due payments under the Note or the Acquisition Agreement.

On July 11, 2013, the Company issued 100,000 common shares through a private placement at $0.25 per share for net proceeds to the Company of $25,000.

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

Business Overview

We operate sweepstakes websites featuring free giveaways of premier consumer products to users who participate in online games. Our partner companies provide premier consumer products in various categories for free giveaway, such as sports, electronics, travel, gaming, style, bags, and in return, receive a series of benefits including product exposure, advertising space and sales leads. We also operate an eCommerce website where the users can purchase products of our partner companies.

The Company was engaged in the business of offering window blind system products and ceased such operation upon the consummation of a change of control in August 2012. Since then, current management has been building the Company to be a platform for marketing and advertising initiatives and a marketplace for consumer products.

Recent Development

On July 11, 2013, we entered into an Assets and Business Acquisition Agreement (the “Acquisition Agreement”) with Media Rhythm Group, Inc. (“Media Rhythm”) to acquire all of the assets in connection to the business of Media Rhythm (the “Assets”).

Media Rhythm operates a marketing and advertising business that primarily caters to sports media such as magazines and websites. James Lynch, President, Chief Executive Officer, Secretary, and Director of the Company, is President and the sole shareholder of Media Rhythm.

Pursuant to the Acquisition Agreement, the Company purchased the Assets for $420,000 (the “Purchase Price”), and in return, issued a promissory note dated July 11, 2013 to Media Rhythm with the principal amount equal to the Purchase Price (the “Note”). Under the Note, the Purchase Price shall be paid by the Company to Media Rhythm in twenty-four (24) equal monthly installments commencing on August 1, 2013. The Note shall bear no interest. The Company may at anytime prepay all or part of the unpaid principal of the Note.

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

FreeButtonGaming.com.

FreeButtonGaming.com. is intended for giveaway events with enhanced changes of winning, to be participated by limited number of paid users playing skill-required games. The number of participating users and the amount each user required to pay will be determined depending on the cost of winnable items. The participating users will be sent a link to enter a skill-required online game, such as “breakout” or “jewel mania”. The user with the highest score in each game will win the product. Additionally, we plan to build an Application Programming Interface (API) and license the API to other website publishers to be utilized for their own “play-to-win” games. We plan to launch FreeButtonGaming.com in approximately October 2013.

Integration Site

We plan to integrate all four discussed websites into one main website FreeButton.com, upon completion of beta testing to our satisfaction. We estimate that we will complete the integration in approximately October 2013.

Our President, Chief Executive Officer and Secretary, James Lynch, builds partnerships with consumer products manufacturer, drives sales, perform other functions of an executive, managerial or administrative nature.

Our Vice President and Treasury, Dallas Steinberger, is responsible for our website construction and assist with marketing and generating traffic to our websites.

Results of Operation

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

We did not generate any revenue during the quarter ended June 30, 2013 and has not generated any revenue since inception November 27, 2006. Total expenses for the quarter ended June 30, 2013 were $66,218 resulting in an operating loss of $66,218 as compared to total expenses of $4,884 resulting in an operating loss of $4,884 for the quarter ended June 30, 2012. The increase in total expenses accompanied the commencement of our new business operation upon the consummation of a change of control occurred in August 2012. The operating loss for the quarter ended June 30, 2013 is a result of office and general expenses in the amount of $33,440, management fee of $22,500, marketing expenses of $5,790 and professional fees in the amount of $4,488 as compared to office and general expenses in the amount of $1,022, management fee of nil, marketing expenses of nil and professional fees in the amount of $3,862 for the quarter ended June 30, 2012. For the quarter ended June 30, 2013, we incurred a loan interest of $4,511 as compared to loan interest of nil for the quarter ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

We did not generate any revenue during for the six months ended June 30, 2013 and has not generated any revenue since inception November 27, 2006. Total expenses for the six months ended June 30, 2013 were $154,445 resulting in an operating loss of $154,445 as compared to total expenses of $9,518 resulting in an operating loss of $9,518 for the six months ended June 30, 2012. The increase in total expenses accompanied the commencement of our new business operation upon the consummation of a change of control occurred in August 2012. The operating loss for the six months ended June 30, 2013 is a result of office and general expenses in the amount of $56,276, management fee of $55,500, marketing expenses of $16,357 and professional fees in the amount of $26,312 as compared to office and general expenses in the amount of $1,156, management fee of nil, marketing expenses of nil and professional fees in the amount of $8,362 for the six months ended June 30, 2012. For the six months ended June 30, 2013, we incurred a loan interest of $7,717 as compared to loan interest of nil for the six months ended June 30, 2012.

Capital Resources and Liquidity

As of June 30, 2013, we had $2,615 of cash as compared to $21,674 of cash for the year ended December 31, 2012. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $363,386. As at June 30, 2013, the Company has a working capital deficit of $276,066.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of June 30, 2013, for the reasons set forth below, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2013, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2013 the Company issued a six-month promissory note of a principal amount of $13,500, with an interest of 8%. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, subject to adjustments if the Company issues shares in a financing for gross proceeds exceeding $121,500 within the term of the note. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On April 25, 2013, the Company issued a six-month promissory note of a principal amount of $25,000, with an interest of 8%. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, subject to adjustments if the Company issues shares in a financing for gross proceeds exceeding $225,000 within the term of the note. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On May 24, 2013, the Company issued a promissory note of a principal amount of $30,000, with a maturity date of November 24, 2013 and an interest of 8%. The holder is entitled to convert any portion of the outstanding and unpaid amount into our common stock at conversion price of $0.10 per share, subject to adjustments if the Company issues shares in a financing for gross proceeds exceeding $270,000 within the term of the note. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On July 11, 2013, the Company issued 100,000 shares of the Company’s commons stock to an investor at a price of $0.25 per share, in exchange for proceeds of $25,000. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information of the promissory notes issued on April 3, 2013, April 25, 2013, and May 24, 2013, respectively, contained under Item 2 of Part II above is incorporated herein by reference in response to this item.

ITEM 6. EXHIBITS

10.1†	Assets and Business Acquisition Agreement between the Company and Media Rhythm, dated July 11, 2013, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 1, 2013.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

FreeButton, Inc.

Dated: August 14, 2013	By:	/s/ James Edward Lynch, Jr.
James Edward Lynch, Jr.
President, Chief Executive Officer and Secretary
(Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)