Form 10-Q
period 2013-09-30
FREEBUTTON, INC.
filed 2013-11-19
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-54009

FREEBUTTON, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5982715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Second Street, #4
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

As of November 15, 2013, the registrant had 33,844,260 shares of common stock, $0.001 par value, outstanding.

FREEBUTTON, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

2

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of FreeButton, Inc.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties that may effect the Company. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREEBUTTON, INC.

(Formerly Secured Window Blinds, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

4

FREEBUTTON, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$47,015	$21,674
Accounts Receivable	4,340	–

TOTAL CURRENT ASSETS	51,355	–

FIXED ASSETS
Office Equipment, Net	5,138	3,914
OTHER ASSETS
Web Development Costs	18,845	18,845
Goodwill (Note 7)	347,453	–
TOTAL OTHER ASSETS	366,298	18,845

TOTAL ASSETS	$422,791	$44,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,342	$16,343
Due to related party (Note 4)	4,072	4,072
Convertible Promissory Notes (Note 5)	265,997	145,000
Current Portion of Promissory Note (Note 6)	180,833	–

TOTAL CURRENT LIABILITIES	492,244	165,415

LONG-TERM LIABILITIES
Note Payable, Net of Current Portion (Note 6)	176,611	–

TOTAL LONG-TERM LIABILITIES	176,611	–

TOTAL LIABILITIES	668,855	165,415

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 33,807,000 shares of common stock (December 31, 2012 –33,300,000 )	33,807	33,300
Additional paid-in capital	175,865	46,942
Deficit accumulated during the development stage	(455,736)	(201,224)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(246,064)	(120,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$422,791	$44,433

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		November 27, 2006 (inception) to September 30,
	2013	2012	2013	2012	2013

REVENUE	$–	$–	$–	$–	$–

EXPENSES
Office and general	$26,320	$9,686	$82,596	$10,841	$120,325
Management fees	44,000	12,000	99,500	12,000	144,500
Marketing expenses	5,198	460	21,555	460	32,440
Professional fees	7,866	11,525	34,178	19,888	147,401

TOTAL EXPENSES	83,384	33,671	237,829	43,189	444,666

NET OPERATING LOSS:	(83,384)	(33,671)	(237,829)	(43,189)	(444,666)

OTHER INCOME (EXPENSES)
Exchange loss	–	–	–	–	(620)
Loan interest	(8,912)	(1,278)	(16,683)	(1,278)	(20,451)
Gain (loss) on debt settlement	–	–	–	10,000	10,000

TOTAL OTHER INCOME (EXPENSES)	(8,912)	(1,278)	(16,683)	8,722	(11,070)

NET LOSS FOR THE YEAR	$(92,396)	$(34,949)	$(254,512)	$(34,467)	$(455,736)

BASIC LOSS PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC	33,540,696	33,300,000	33,430,106	33,300,000

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 27, 2006 (INCEPTION) TO SEPTEMBER 30, 2013

(Unaudited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total
Common shares issued for cash – at $0.0000666 per share, December 15, 2006	105,000,000	$105,000	$(98,000)			$7,000
Share subscription receivable	–	–		(7,000)		(7,000)

Net loss for the year ended December 31, 2006	–	–	–	–	(953)	(953)
Balance, December 31, 2006	105,000,000	105,000	(98,000)	(7,000)	(953)	(953)
Subscription received, March 5, 2007	–	–	–	7,000	–	7,000

Net loss for the year ended December 31, 2007	–	–	–	–	(7,739)	(7,739)
Balance, December 31, 2007	105,000,000	105,000	(98,000)	–	(8,692)	(1,692)

Common shares issued for cash – at $0.001666 per share	9,300,000	9,300	6,200	–	–	15,500
Common shares issued for cash – at $0.0000666 per share	45,000,000	45,000	(42,000)	–	–	3,000

Net loss for the year ended December 31, 2008	–	–	–	–	(16,944)	(16,944)
Balance, December 31, 2008	159,300,000	159,300	(133,800)	–	(25,636)	(136)
Balance, December 31, 2009	159,300,000	159,300	(133,800)	–	(46,584)	(21,084)
Net loss for the year ended December 31, 2010	–	–	–	–	(19,650)	(19,650
Balance, December 31, 2010	159,300,000	159,300	(133,800)	–	(66,234)	(40,734)

Net loss for the year ended December 31, 2011	–	–	–	–	(18,249)	(18,249)
Balance, December 31, 2011	159,300,000	159,300	(133,800)		(84,483)	(58,983)

Debt forgiveness by related party (Note 3)	–	–	54,742	–	–	54,742
Shares cancelled – August 15, 2012 (Note 3)	(126,000,000)	(126,000)	126,000	–	–	-

Net loss for the period ended December 31, 2012	–	–	–	–	(116,741)	(116,741)
Balance, December 31, 2012	33,300,000	33,300	46,942	–	(201,224)	(120,982)

Common shares issued for services (Note 3)	7,000	7	4,423	–	–	4,430
Common shares issued for cash at $0.25	500,000	500	124,500	–	–	125,000

Net loss for period ended September 30, 2013	–	–	–	–	(254,512)	(254,512)

Balance, September 30, 2013 (Unaudited)	33,807,000	$33,807	$175,865	$–	$(455,736)	$(246,064)

The accompanying notes are an integral part of these financial statements.

All share amounts have been restated to reflect the 15:1 forward split on August 22, 2012.

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	November 27, 2006 (date of inception) to September 30, 2013

OPERATING ACTIVITIES
Net loss for the period	$(254,512)	$(34,467)	$(455,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	–	(10,000)	(10,000)
Depreciation expenses	709	–	917
Common stock issued for service	4,430	–	4,430
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,340)		$(4,340)
Increase (decrease) in accounts payables and accrued liabilities	24,999	(12,776)	55,414

NET CASH USED IN OPERATING ACTIVITIES	(228,714)	(57,243)	(409,315)

INVESTING ACTIVITIES
Furniture and Equipment	(1,933)	(4,122)	(6,055)
Web development costs and acquisitions	–	(8,050)	(18,845)
Goodwill	(347,453)	–	(347,453)

NET CASH USED IN INVESTING ACTIVITIES	(349,386)	(12,172)	(372,353)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	125,000	–	146,428
Proceed from issuance of convertible promissory note	120,997	110,000	265,997
Proceed from issuance of long-term note	371,895		371,895
Payment of long-term note	(14,451)		(14,451)
Proceeds from related parties	–	28,400	58,814

NET CASH PROVIDED BY FINANCING ACTIVITIES	603,441	138,400	828,683

NET INCREASE (DECREASE) IN CASH	25,341	68,985	47,015

CASH, BEGINNING	21,674	2	–

CASH, ENDING	$47,015	$68,987	$47,015

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$3,719	$–	$–

Income taxes	$–	$–	$–

Non-cash investing and financing activities
Common stock issued for service	$4,430	$–	4,430
Debt forgiveness of related party	$–	$54,742	$54,742

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(Formerly Secured Window Blinds, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. On September 28, 2012, the Company with the approval of a majority of the shareholders and directors changed its name from Secured Window Blinds, Inc. to FreeButton, Inc.

FreeButton, Inc. has ceased the business of offering window blind system products and now intends to operate, through “TheFreeButton.com”, as an instant-win promotion online site where users can click the “Free Button” to instantly win the products offered on the Company’s homepage without entering their email.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $455,736. As of September 30, 2013, the Company has a working capital deficit of $440,889. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of September 30, 2013 the Company had issued (i) 150,000,000 shares of its common stock to the Company’s founders at $0.0000667 per share for net proceeds of $10,000 to the Company, (ii) 9,300,000 shares of its common stock in private placements at $0.001666 per share for net proceeds of $15,500 to the Company, (iii) 100,000 shares of its common stock in private placements at $0.025 per share for net proceeds of $25,000 to the Company and (iv) 500,000 shares of its common stock in private placements at $0.25 per share for net proceeds of $125,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013 (the “Form 10-K”). The accompanying unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Segmented Reporting

Fair Standards Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

FASB Pre-Codification Standard Statement No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2013, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

FREEBUTTON, INC.

(Formerly Secured Window Blinds, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

Accounts Receivable

The Company’s account receivables consist primarily of amounts due for commission earned for the sale of media advertisement or event sponsorship. All accounts receivable balances due are deemed to be collectible and therefore no allowance for doubtful accounts was recorded as of September 30, 2013.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. Accumulated depreciation to date on office equipment is $917.

Website Development Costs/Domain Names

The Company accounts for its development costs in accordance with ASC 350-50, “Accounting for Website Development Costs”. The Company’s website comprises multiple features and offerings that are currently developed with on-going refinements. In connection with the development of its products, the Company has incurred external costs for hardware, software and consulting services, and internal costs for payroll and related expenses of its technology directly involved in the development. All hardware costs are capitalized as fixed assets. Purchased software will be capitalized in accordance with ASC 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use. All other costs are reviewed to determine whether they should be capitalized or expensed.

Pursuant to ASC 360, “Property, Plant and Equipment”, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. Domain names are generally not amortized. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

Impairment of Long-Lived Assets

Long-lived assets, such as property and domain names and website development costs are reviewed for impairment when recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expecting an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. Goodwill is included in intangible assets and no amortization is provided. Goodwill is tested annually for impairment.

Revenue Recognition

Revenue consists of commissions earned for the sale of magazine advertisement, on-line advertisement and event sponsorship. Revenue is recognized at the time the advertising becomes publicly available or upon occurrence of the sponsored event.

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

SEPTEMBER 30, 2013

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation” (“ASC 718-10”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. On February 25, 2013, the Board of Directors of the Company adopted a new equity incentive award plan, named the FreeButton, Inc. 2013 Equity Incentive Award Plan (the “2013 Plan”), which was approved by the holders of a majority, or approximately 65%, of the outstanding shares of the Company’s common stock on February 25, 2013.The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock and restricted stock units can be awarded. 3,500,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan. The term of the 2013 Plan is 10 years from the date of its adoption. As of September 30, 2013 the Company has issued 7,000 shares of its common stock under the 2013 Plan.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Company had shares of the following class of capital stock issued and outstanding as of September 30, 2013:

-	Common stock, $0.001 par value: 75,000,000 shares authorized: 33,807,000 shares issued and outstanding.

On December 15, 2006, the Company issued 105,000,000 shares of its common stock at $0.0000666 per share to the sole member of the Board of Directors and President of the Company for cash proceeds of approximately $7,000.

On May 12, 2008, the Company issued 45,000,000 shares of its common stock at $0.0000666 per share to the sole member of the Board of Directors and President of the Company for cash proceeds of approximately $3,000.

From August to September, 2008, the Company issued 9,300,000 shares of its common stock through private placements at $0.001666 per share for net proceeds to the Company of approximately $15,500.

On June 26, 2012, the President of the Company forgave all debts owing to him by the Company for all advances/shareholders loans totaling $54,742. All these sums are reflected as a credit to additional-paid-in-capital.

On August 15, 2012, two shareholders of the Company returned 126,000,000 (pre-split 8,400,000) restricted shares of common stock to treasury and the shares were cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder. Following the cancellation the Company had 33,300,000 (pre-split 2,220,000) shares of common stock outstanding.

On August 22, 2012, a majority of shareholders and the Company’s Board of Directors approved a special resolution to undertake a forward split of the common stock of the Company, exchanging 15 new shares for 1 old share, which was effected on October 1, 2012, increasing the outstanding shares from 2,220,000 to 33,300,000.

FREEBUTTON, INC.

(Formerly Secured Window Blinds, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

On February 25, 2013, the Company issued 100,000 shares of its common stock through a private placement at $0.25 per share for net proceeds to the Company of $25,000.

On February 25, 2013, the Company issued a total of 7,000 common shares to one individual and two companies under the 2013 Plan. Total value received for services rendered was $4,430 (refer Equity Incentive Award Plan).

On July 11, 2013, the Company issued 100,000 common shares through a private placement at $0.25 per share for net proceeds to the Company of $25,000.

On September 16, 2013, the Company issued 300,000 common shares through a private placement at $0.25 per share for net proceeds to the Company of $75,000.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 105,000,000 shares of common stock at $0.0000666 per share to its sole director and President of the Company for cash proceeds of $7,000. On May 12, 2008 the Company issued 45,000,000 shares of common stock at $0.0000666 per share to its sole director and President of the Company for cash proceeds of $3,000. During the nine months ending September 30, 2012 the President of the Company paid outstanding payables owed by the Company of $28,400. On June 26, 2012, the President of the Company forgave all debts owing to him by the Company for all advances/shareholders loans totaling $54,742. All these sums are reflected as a credit to additional-paid-in-capital.

On August 15, 2012, two shareholder of the Company returned 126,000,000 (pre-split 8,400,000) restricted shares of common stock to treasury and the shares were cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder. Following the cancellation, as of December 31, 2012 there were 33,300,000 (pre-split 2,220,000) shares of common stock outstanding.

As at September 30, 2013, the Company has a shareholder loan in the amount of $4,072 owed to the President of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

During the nine month period ended September 30, 2013, the Company paid $99,500 in total to two managers as management fees.

See Note 6 for further discussion of related party transactions.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

On August 9, 2012, the Company signed a Convertible Promissory Note for $110,000, with an interest rate of 8% and a maturity date of August 9, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of common stock of the Company. The conversion price per share is $0.10, unless between the date of the promissory note and the maturity date of the promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $1,000,000 at a price other than $0.10.

FREEBUTTON, INC.

(Formerly Secured Window Blinds, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

On November 20, 2012, the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% and a maturity date of May 20, 2013. The maturity date of this Convertible Promissory Note has been extended to November 20, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of common stock of the Company. The conversion price per share is $0.10, unless between the date of the promissory note and the maturity date of the promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $225,000 at a price other than $0.10.

On December 13, 2012 the Company signed a Convertible Promissory Note for $10,000, with an interest rate of 8% and a maturity date of June 13, 2013. The maturity date of this Convertible Promissory Note has been extended to December 12, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of common stock of the Company. The conversion price per share is $0.10, unless between the date of the promissory note and the maturity date of the promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $90,000 at a price other than $0.10.

On January 7, 2013 the Company signed a Convertible Promissory Note for $13,500, with an interest rate of 8% and a maturity date of October 3, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of common stock of the Company. The conversion price per share is $0.10, unless between the date of the promissory note and the maturity date of the promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $121,500 at a price other than $0.10.

On March 18, 2013, the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% and a maturity date of September 18, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of common stock of the Company. The conversion price per share is $0.10, unless between the date of the promissory note and the maturity date of the promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $225,000 at a price other than $0.10.

On April 3, 2013, the Company signed a Convertible Promissory Note for $13,500, with an interest rate of 8% and a maturity date of October 2, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of common stock of the Company. The conversion price per share is $0.10, unless between the date of the promissory note and the maturity date of the promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $121,500 at a price other than $0.10.

On April 25, 2013, the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% and a maturity date of October 25, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of common stock of the Company. The conversion price per share is $0.10, unless between the date of the promissory note and the maturity date of the promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $225,000 at a price other than $0.10.

On May 24, 2013, the Company signed a Convertible Promissory Note for $30,000, with an interest rate of 8% and a maturity date of November 24, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of common stock of the Company. The conversion price per share is $0.10, unless between the date of the promissory note and the maturity date of the promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $270,000 at a price other than $0.10.

On August 8, 2013, the Company signed a Convertible Promissory Note for $13,996.50, with an interest rate of 8% and a maturity date of February 14, 2014. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of common stock of the Company. The conversion price per share is $0.10, unless between the date of the promissory note and the maturity date of the promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $125,964 at a price other than $0.10.

Subsequent to the end of the period covered by the accompanying interim financial statements, on November 4, 2013, the Company signed a consolidation and extension of all the Company’s existing promissory notes, and the accrued interest thereon as of October 31, 2013. The total amount of the consolidated promissory note is $285,239.76 (consisting of $265,996.50 in principal and $19,243.26 in accrued interest) with an interest rate of 8% and maturity date of May 19, 2014. The conversion price per share is $0.10, unless between the date of the consolidated promissory note and the maturity date of the consolidated promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $1,000,000 at a price other than $0.10. In the event the Company does not pay the outstanding balance due under the consolidated promissory note by May 19, 2014, the interest rate of the consolidated promissory note will increase to 12% per annum.

FREEBUTTON, INC.

(Formerly Secured Window Blinds, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

NOTE 6 – ASSET AND BUSINESS ACQUISITION

On July 11, 2013, the Company entered into an Assets and Business Acquisition Agreement (the “Acquisition Agreement”) with Media Rhythm Group, Inc. (“Media Rhythm”) to acquire all of the assets used in connection with the business of Media Rhythm (the “Assets”).

Media Rhythm operates a marketing and advertising business that primarily caters to sports media such as magazines and websites. James Lynch, President, Chief Executive Officer, Secretary, and sole Director of the Company, is President and the sole shareholder of Media Rhythm.

Pursuant to the Acquisition Agreement, the Company purchased the Assets for $420,000 (the “Purchase Price”), and in return, issued a promissory note dated July 11, 2013, to Media Rhythm with the principal amount equal to the Purchase Price (the “Note”). Under the Note, the Purchase Price shall be paid by the Company to Media Rhythm in twenty-four (24) equal monthly installments commencing on August 1, 2013 (on August 2, 2013 the commencement date was changed to September 1, 2013). The present value of the $420,000 principal balance of the Note is $371,895. The Note shall not bear interest. The Company may at any time prepay all or part of the unpaid principal balance of the Note. The Company’s payment obligation may become accelerated upon certain events of default, including failure to make past due payment within ten days of a written notice from the holder, failure to cure any involuntary insolvency or bankruptcy proceeding within ninety (90) days of the commencement of such proceeding, and filing of any voluntary bankruptcy or insolvency proceeding. Media Rhythm is entitled to a right of setoff against all or part of the unpaid and past due payments under the Note or the Acquisition Agreement.

The assets acquired from Media Rhythm are:

Cash	$6,675
Accounts Receivable	15,834
Fixed Assets, net	1,933
Goodwill	347,453
$371,895

NOTE 7 – LONG-TERM NOTE

September 30, 2013
Note Payable	$357,444
Less: Current portion	(180,833)
$176,611

As stated in Note 6 above, on July 11, 2013, the Company entered into the Acquisition Agreement with Media Rhythm to acquire the Assets. In connection with the entry into the Acquisition Agreement, the Company issued the Note. The amount owing is payable in equal monthly installments in each of 2013, 2014 and 2015 as follows:

	Total Payment	Unrealized Interest	Principal
	$	$	$

2013	70,669	14,023	56,646
2014	210,000	28,038	181,962
2015	139,331	6,044	133,287

Total	420,000	48,105	371,895

FREEBUTTON, INC.

(Formerly Secured Window Blinds, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

NOTE 8 – INCOME TAXES

The Company has adopted the FASB ASCs for reporting purposes. As of September 30, 2013, the Company had net operating loss carry forwards of approximately $455,736 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

NOTE 9 – SUBSEQUENT EVENTS

Distribution Agreement

On October 22, 2013, the Company entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Rivalfly National Network, LLC (“Rivalfly”), whereby the Company granted exclusive distribution rights to Rivalfly for its game platform for an initial term of five (5) years.

Under the terms of the Distribution Agreement, Rivalfly will be issued up to 25,512,500 shares (the “Maximum Issuance”) of the Company’s common stock (the “Shares”), issuable in increments upon the Company achieving certain milestones as more fully set forth in the Distribution Agreement. More specifically, Rivalfly will be issued: (i) 4,000,000 Shares upon securing a sub-distribution agreement with Game Exchange of Colorado, Inc.; (ii) 4,000,000 Shares upon the Company’s completion of a successful test phase for its game platform; and (iii) 1,000,000 Shares for every 1,000 paying customers sourced by Rivalfly. The Share issuances are dependent in large part on the Company’s success in raising capital from investors to develop and commercialize its game platform. The Share issuances are not dependent or conditioned on Rivalfly’s efforts to raise capital on behalf of the Company.

Under the terms of the Distribution Agreement, upon the issuance of 4,000,000 Shares to Rivalfly, Rivalfly will be entitled to appoint one representative to the Company’s Board of Directors and maintain that representative until the time Rivalfly no longer owns at least 2,000,000 Shares or upon termination of the Distribution Agreement.

Under the terms of the Distribution Agreement, in the event of a change in control transaction resulting in net proceeds to the Company of at least $50,000,000, the Maximum Issuance will be deemed fully-earned and issuable.

Convertible Promissory Note

As stated in Note 5 above, subsequent to the end of the period covered by the accompanying interim financial statements, on November 4, 2013, the Company signed a consolidation and extension of all the Company’s existing promissory notes, and the accrued interest thereon as of October 31, 2013. The total amount of the consolidated promissory note is $285,239.76 (consisting of $265,996.50 in principal and $19,243.26 in accrued interest) with an interest rate of 8% and maturity date of May 19, 2014. The conversion price per share is $0.10, unless between the date of the consolidated promissory note and the maturity date of the consolidated promissory note, the Company has sold its capital stock in any financing in which the Company received gross proceeds in excess of $1,000,000 at a price other than $0.10. In the event the Company does not pay the outstanding balance due under the consolidated promissory note by May 19, 2014, the interest rate of the consolidated promissory note will increase to 12% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

his Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in “Item 1. Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

The Company was engaged in the business of offering window blind system products and ceased such operation upon the consummation of a change of control of the Company in August 2012 as reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 3, 2012 (the “August 2012 Form 8-K”). Since August 2012, current management has been building the Company to be a platform for marketing and advertising initiatives and a marketplace for consumer products.

Recent Development

On July 11, 2013, we entered into an Assets and Business Acquisition Agreement (the “Acquisition Agreement”) with Media Rhythm Group, Inc. (“Media Rhythm”) to acquire all of the assets used in connection with the business of Media Rhythm (the “Assets”).

Media Rhythm operates a marketing and advertising business that primarily caters to sports media such as magazines and websites. James Lynch, President, Chief Executive Officer, Secretary, and Director of the Company, is President and the sole shareholder of Media Rhythm.

Pursuant to the Acquisition Agreement, the Company purchased the Assets for $420,000 (the “Purchase Price”), and in return, issued a promissory note dated July 11, 2013 to Media Rhythm with the principal amount equal to the Purchase Price (the “Note”). Under the Note, the Purchase Price shall be paid by the Company to Media Rhythm in twenty-four (24) equal monthly installments commencing on August 1, 2013 (on August 2, 2013 the commencement date was changed to September 1, 2013). The Note shall not bear interest. The Company may at any time prepay all or part of the unpaid principal balance of the Note.

On August 1, 2013, the company filed a Current Report on Form 8-K with the SEC announcing the completion of the acquisition of the Assets of Media Rhythm.

On August 29, 2013, we entered into a Letter of Intent to acquire Rivalfly National Network, an Illinois limited liability company (“Rivalfly”).

Rivalfly has more than 30 combined years’ experience in the distribution of goods and services to over 50,000 retail locations nationwide. Rivalfly’s distribution contacts provide the Company with national reach for its B2C & B2B gamification platforms to a local level to businesses and consumers.

As reported in our Current Report on Form 8-K filed with the SEC on October 25, 2013, on October 22, 2013, the Company entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Rivalfly National Network, LLC (“Rivalfly”), whereby the Company granted exclusive distribution rights to Rivalfly for its game platform for an initial term of five (5) years.

Plan of Operations

Subsequent to the period covered by this Quarterly Report on Form 10-Q, we launched one product, VideoStakes, and we have plans to launch one additional product, FreeButton Gamification Platform (FGP).

VideoStakes

VideoStakes, launched October 23, 2013, is the Company’s B2B Video Engagement and Social Sharing platform. The platform incentivizes Internet users to engage in brand video content pieces and share them through social networks. It enables brands to leverage existing advertising campaigns and drive traffic to target online destinations where users engage in entertain media and content earning a chance to win a prize or giveaway. Additionally, the user is incentivized to share the giveaway and media content via their personal social media networks for numerous additional entries into the same giveaway.

VideoStakes will be used by brands on a monthly basis via a fee service.

FreeButton Gamification Platform (“FGP”)

FGP is a social gaming solution which enables merchants in the food and beverage and hospitality industries to increase patron dwell times, return visits and loyalty. Location patrons are able to interact in a digital social, game playing setting with other guests in the same location, playing digital games of skill for fun and prizes. FGP will be exclusively distributed by Rivalfly pursuant to the Distribution Agreement. The Company anticipated that FGP will be developed and ready for roll-out in Q1 2014.

Our President, Chief Executive Officer and Secretary, James Lynch, builds partnerships with consumer products manufacturers, drives sales, perform other functions of an executive, managerial or administrative nature.

Our Vice President and Treasury, Dallas Steinberger, is responsible for our website construction and assist with marketing and generating traffic to our websites.

Results of Operation

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

We did not generate any revenue during the quarter ended September 30, 2013, and have not generated any revenue since inception on November 27, 2006. Total expenses for the quarter ended September 30, 2013 were $83,384 resulting in an operating loss of $83,384 as compared to total expenses of $33,671 resulting in an operating loss of $33,671 for the quarter ended September 30, 2012. The increase in total expenses relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 2012 as discussed above and as reported in the August 2012 Form 8-K. The operating loss for the quarter ended September 30, 2013, is a result of office and general expenses in the amount of $26,320, management fee of $44,000, marketing expenses of $5,198 and professional fees in the amount of $7,866 compared to office and general expenses in the amount of $9,686, management fee of $12,000, marketing expenses of $460 and professional fees in the amount of $11,525 for the quarter ended September 30, 2012. The increase in each of office and general expenses, management fees, marketing expenses and professional fees relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 2012 as discussed above and as reported in the August 2012 Form 8-K. For the quarter ended September 30, 2013, we incurred a loan interest of $8,912 as compared to loan interest of $1,278 for the quarter ended September 30, 2012. The increase in loan interest relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 2012 as discussed above and as reported in the August 2012 Form 8-K.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

We did not generate any revenue during for the nine months ended September 30, 2013, and have not generated any revenue since inception on November 27, 2006. Total expenses for the nine months ended September 30, 2013 were $237,829 resulting in an operating loss of $237,829 as compared to total expenses of $43,189 resulting in an operating loss of $43,189 for the nine months ended September 30, 2012. The increase in total expenses relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 2012 as discussed above and as reported in the August 2012 Form 8-K. The operating loss for the nine months ended September 30, 2013 is a result of office and general expenses in the amount of $82,596, management fee of $99,500, marketing expenses of $21,555 and professional fees in the amount of $34,178 as compared to office and general expenses in the amount of $10,841, management fee of $12,000, marketing expenses of 460 and professional fees in the amount of $19,888 for the nine months ended September 30, 2012. The increase in each of office and general expenses, management fees, marketing expenses and professional fees relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 2012 as discussed above and as reported in the August 2012 Form 8-K. For the nine months ended September 30, 2013, we incurred a loan interest of $16,683 as compared to loan interest of $1,278 for the nine months ended September 30, 2012. The increase in loan interest relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 2012 as discussed above and as reported in the August 2012 Form 8-K.

Capital Resources and Liquidity

As of September 30, 2013, we had $47,015 of cash as compared to $21,674 of cash for the year ended December 31, 2012. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $444,666. As at September 30, 2013, the Company has a working capital deficit of $440,889.

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

We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings, however, the we do not have any material capital expenditures planned at this time. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, including our principal executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of September 30, 2013, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2013, the following material weaknesses existed:

.

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.
•	The Company’s disclosure controls and procedures do not provide adequate segregation of duties; and
•	The Company does not have effective controls over period-end financial disclosure and reporting processes.

Management believes that the above material weaknesses could result in a material misstatement in our financial statements in future periods.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board of Directors.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements when our financial position permits.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 13, 2013, the Company issued 100,000 shares of the Company’s commons stock to an investor at a price of $0.25 per share, in exchange for proceeds of $25,000. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On September 16, 2013, the Company issued 80,000 shares of the Company’s commons stock to an investor at a price of $0.25 per share, in exchange for proceeds of $20,000. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On September 16, 2013, the Company issued 40,000 shares of the Company’s commons stock to an investor at a price of $0.25 per share, in exchange for proceeds of $10,000. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On September 16, 2013, the Company issued 80,000 shares of the Company’s commons stock to an investor at a price of $0.25 per share, in exchange for proceeds of $20,000. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

As reported in our Current Report on Form 8-K filed with the SEC on October 25, 2013, which is hereby incorporated herein by this reference, on October 22, 2013, the Company entered into the Distribution Agreement with Rivalfly, whereby the Company granted exclusive distribution rights to Rivalfly for its game platform for an initial term of five (5) years.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of FreeButton, Inc. as filed with the Secretary of State of Nevada, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on May 5, 2008.
3.2	By-Laws of FreeButton, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on May 5, 2008.
3.3	Corrected Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 5, 2012.
4.1	Form of Promissory Note, issued by the Company in favor of the holders thereof, , incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on April 16, 2013.
10.1*	Exclusive Distribution Agreement, dated October 22, 2013, by and between the Company and Rivalfly National Network, LLC.
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Temporary Hardship Exemption

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

*Filed herewith.

** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FreeButton, Inc.

Dated: November 19, 2013	By:	/s/ James Edward Lynch, Jr.
James Edward Lynch, Jr. President, Chief Executive Officer and Secretary (Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

