Form 10-Q/A
period 2013-09-30
FREEBUTTON, INC.
filed 2014-02-04
CIK 1432290

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number

000-54009

FREEBUTTON, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5982715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

545 Second Street, #4

Encinitas, CA 92024

(Address of principal executive offices) (Zip Code)

(760) 487-7772

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of November 15, 2013, the registrant had 33,844,260 shares of common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q (“Amendment No. 2”) amends the Quarterly Report of Freebutton, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2013, and an amended by that certain Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 25, 2013 (collectively, the “Original Filing”). This Amendment No. 2 is being filed solely for the purpose of correcting the form of presentation of the Company’s Statements of Cash Flows therein. No other changes have been made to the Original Filing.

The Company has not updated the information contained herein for events occurring subsequent to November 19, 2013, the filing date of the Original Filing.

1

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	November 27, 2006 (date of inception) to September 30, 2013

OPERATING ACTIVITIES
Net loss for the period	$(254,512)	$(34,467)	$(455,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	–	(10,000)	(10,000)
Depreciation expenses	709	–	917
Common stock issued for service	4,430	–	4,430
Interest expense for long-term note	3,719		3,719
Changes in operating assets and liabilities:
(Increase) in accounts receivable	–		–
Increase (decrease) in accounts payables and accrued liabilities	24,998	(12,776)	55,413

NET CASH USED IN OPERATING ACTIVITIES	(220,656)	(57,243)	(401,257)

INVESTING ACTIVITIES
Furniture and Equipment	–	(4,122)	(4,122)
Web development costs and acquisitions	–	(8,050)	(18,845)
Goodwill	–	–	–

NET CASH USED IN INVESTING ACTIVITIES	–	(12,172)	(22,967)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	125,000	–	146,428
Proceed from issuance of convertible promissory note	120,997	110,000	265,997
Proceed from issuance of long-term note	–
Payment of long-term note	–
Proceeds from related parties	–	28,400	58,814

NET CASH PROVIDED BY FINANCING ACTIVITIES	245,997	138,400	471,239

NET INCREASE (DECREASE) IN CASH	25,341	68,985	47,015

CASH, BEGINNING	21,674	2	–

CASH, ENDING	$47,015	$68,987	$47,015

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$3,719	$–	$–

Income taxes	$–	$–	$–

Non-cash investing and financing activities
Promissory note issued for assets and business acquisition	$371,895		$371,895
Common stock issued for service	$4,430	$–	4,430
Debt forgiveness of related party	$–	$54,742	$54,742

The accompanying notes are an integral part of these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEBUTTON, INC.

February 3, 2014	By:	/s/ James Edward Lynch, Jr.
James Edward Lynch, Jr. President, Chief Executive Officer and Secretary (Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)