Form 10-K
period 2013-12-31
FREEBUTTON, INC.
filed 2014-04-15
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 000-54009

FREEBUTTON, INC.
(Exact name of registrant as specified in its charter)
Nevada	20-5982715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7040 Avenida Encinas,
Suite 104-159
Carlsbad, CA 92011

(Address of principal executive offices, Zip Code)

545 Second Street., #6
Encinitas, CA 92024

(Former address of principal executive offices, Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. .       Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 11, 2014, the registrant had 33,844,260 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FREEBUTTON, INC.

ANNUAL REPORT ON FORM 10-K

ii

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “FreeButton”, “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of FreeButton, Inc.

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

iii

PART I

ITEM 1.	BUSINESS

Business Overview

FreeButton, Inc. is a developer of Internet-based, immersive advertising and marketing solutions for businesses.

We operate VideoStakes.com, a b2b and b2c consumer engagement and social sharing platform, which incentivizes Internet users with prizes to engage in brand video content and share it though social networks.

Additionally, we offer digital and internet consulting services assisting customers in optimizing content. We specialize in search engine marketing and optimization, display advertising, social media marketing, affiliate programs and networks, site optimization, email programs and analytics.

Corporate History

We were incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. Upon the consummation of a change of control as described below, we ceased our business of offering our window blind system products, and we now operate the business of Internet-based, immersive advertising and marketing solutions for businesses. According to the filings it made with the U.S. Securities and Exchange Commission (the “Commission”), our predecessor, Secure Window Blinds, Inc. never generated revenue and was a shell company.

Recent Developments

Change of Control

On August 2, 2012, the Company entered into a Stock Purchase Agreement (the “Agreement”) by and among the Company, Anthony Pizzacalla, a former stockholder of the Company, James Edward Lynch, Jr. and Dallas James Steinberger pursuant to which Mr. Pizzacalla sold to Messrs. Lynch and Steinberger an aggregate of 10,000,000 shares of the Company’s common stock which constituted 94% of the Company’s then-outstanding common stock, in exchange for payment by Messrs. Lynch and Steinberger in an amount of $10,000. Under the Agreement, Mr. Lynch and Mr. Steinberger each purchased 5,000,000 shares of the Company’s common stock, respectively.

Name Change and Symbol Change

On September 6, 2012, we filed a Certificate of Amendment to our Articles of Incorporation (the “First Amendment”) to change our name from “Secure Window Blinds, Inc.” to “The Free Button, Inc.” On September 11, 2012, the Company filed a Certificate of Correction to the First Amendment (the “Corrected Amendment”) to correct its name from “The Free Button, Inc.” to “FreeButton, Inc.” (the “Name Change”). The Corrected Amendment took effect as of September 11, 2012.

On September 24, 2012, the Company received approval by the Financial Industry Regulatory Authority (FINRA) for its name change and forward split, as further described below. In connection with the name change, the Company changed its trading symbol from “SCWB” to “FBTN” (the “Symbol Change”). The Name Change and Symbol Change were announced on September 28, 2012.

Forward Split

On September 26, 2012, the Company’s Board of Directors (the “Board”) approved a 15-to-1 forward split of the Company’s issued and outstanding shares (the “Forward Split”). We received approval of the Forward Split from FINRA on September 24, 2012 and the Forward Split was announced on September 25, 2012.

Our Websites

We currently have two operating websites, VideoStakes.com and FreeButtonInc.com.

VidoeStakes.com

VideoStakes.com is a B2B engagement and social sharing platform, which incentivizes Internet users to engage in brand video content and share it through social networks.

VideoStakes.com enables brands to leverage existing advertising campaigns and drive traffic to targeted online destinations where users engage in entertaining media and content, earning the chance to win prizes. If the user shares the content through their social networks, their chances for winning increase. VideoStakes.com offers an alternative to banner advertising, which is prolific on the Internet, and offers brands an effective way to engage consumers.

In addition, VideoStakes.com delivers monthly analytics to its clients including without limitation user and usage data, entry data, social network sharing data, and unique users from Facebook and Twitter. VideoStakes.com programs carry a monthly usage fee. FreeButton has launched VideoStakes.com with an action sports industry brand client whose goals are to increase video engagement and social brand sharing.

FreeButtonInc.com

FreeButtonInc.com is our corporate website. Potential customers utilize this site to learn what we do, about us, find investor information and contact us.

How We Generate Revenue

We have just started to generate revenue via our VidoeStakes.com platform. We plan to generate revenue through partner engagement programs and expect to utilize the additional revenue sources to grow marketing and awareness. We generated $5,000.00 of revenue in the fourth quarter of 2013 via a test on VideoStakes and plan continue to market this product for fee-based usage.

We previously operated an additional website, www.freebutton.com which we ceased operating on November 15, 2013. In connection with the operation of Freebutton.com, we donated $0.01 per user attempt to a charitable organization. In total, we donated approximately $500.00 to the Mauli Ola Foundation.

As previously reported in our Current Report on Form 8-K filed on August 1, 2013, On July 11, 2013, we entered into an Assets and Business Acquisition Agreement (the “Acquisition Agreement”) with Media Rhythm Group, Inc. (“Media Rhythm”) to acquire all of the assets in connection to the business of Media Rhythm (the “Assets”).

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

The foregoing description of the acquisition of the Assets does not purport to be complete and is qualified in its entirety by reference to the full text of the Acquisition Agreement and the Note, copies of which are filed as Exhibit 10.2 to this report and incorporated herein by reference.

Subsequently, and as previously reported in the Company’s Current Report on Form 8-K filed on March 28, 2014, on March 5, 2014, the Company and Media Rhythm entered into an Asset Purchase Agreement (the “Second Agreement”), whereby the Company sold, transferred and assigned to Media Rhythm all of the assets, rights and interests owned by the Company related to its marketing and advertising business that primarily caters to sports media such as magazines and websites, including all business names, trade names, logos, copyrights, trademarks and other intellectual property related thereto (the “Media Assets”). In consideration of the Company’s sale of the Media Assets, Media Rhythm executed and delivered to the Company a Cancellation and Termination of Promissory Note (the “Note Cancellation”), thereby relieving the Company of all obligations pursuant to the Promissory Note issued by the Company on July 11, 2013 in the principal amount of $420,000. The foregoing description of the disposition of the Media Assets does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Agreement and Note Cancellation, copies of which are filed as Exhibit 10.4 to this report and incorporated herein by reference.

Competition

Our business is in the industry of online sweepstakes and eCommerce. This industry is very competitive and rapidly evolving. We position ourselves as an engagement and social sharing platform for VideoStakes.com. We compete for users with numerous enter-and-win and sweepstakes sites and we also compete for product manufactures with other types of websites where our partner companies advertise their products.

We believe that we will enjoy the following competitive advantages:

VideoStakes.com provides brands with a tool to engage users and incentivize them to share the brand content via their social networks. The product showed strong analytical results in the fourth quarter 2013 test.

Our advertising programs. We believe our clean and user-friendly websites give us an advantage over certain, more complicated enter-and-win sites.

Our consulting services offer clients additional benefits to our web related products.

Our Marketing Strategy

We currently market through a number of channels to promote our non-enter-to-win model and enhance the clean and user-friendly image of our websites and have plans to market through additional channels as further described below.

Directory Websites

We market our websites by listing our giveaways on aggregator websites, such as giveawayscoop.com and emperola.com., where giveaway items and websites are gathered to provide visitors with one-stop information. The listings of our giveaways on aggregator websites are made on both free and paid basis.

Industry Blogs

We plan to identify and strategize to promote and market our websites on certain blogs.

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

Our Customers

We consider our customers to be partner companies interested in digital marketing online including enhancing user engagement in partner video content and the social sharing of that content. We are focused on the action and adventure sports brand space and the consumer electronic space which have numerous brands seeking these marketing goals.

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

Patent and Trademarks

To establish and protect our proprietary rights, we rely on a combination of confidentiality agreements and other contractual rights. At this time, we do not have any trademarks or patents related to our current business.

Employees

As of December 2013, we had two employees both of whom are employed on a full-time basis.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2.	PROPERTIES

Our principal executive office is located at 545 Second Street #6, Encinitas, CA 92024. We lease approximately 658 square feet of office space on a month-to-month basis, and our office rental expense on a monthly basis is approximately $1,344. The leased facilities are fully utilized and adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the OTC Bulletin Board under the symbol “SWCB” since August 13, 2010. Beginning September 2012, our symbol was changed to “FBTN”. The following table sets forth the range of the quarterly high and low bid price information for fiscal years 2012 and 2013 as reported by the OTC Bulletin Board.

	High Bid* ($)	Low Bid* ($)
2013
First Quarter	0.66	0.30
Second Quarter	0.69	0.42
Third Quarter	0.89	0.51
Fourth Quarter	0.89	0.61
2012
First Quarter	**	**
Second Quarter	**	**
Third Quarter	0.44	0.40
Fourth Quarter	0.64	0.41

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

**The Company effected a 15:1 stock split on September 26, 2012. Adjusted high and low bid information is not available prior to this date.

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

Holders

As of April 11, 2014, there were 31 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Equity Compensation Plan Information

See the “Equity Compensation Plan Information” table in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

All sales of unregistered securities of the Company during fiscal year 2013 have previously been reported by the Company on our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K filed with the Commission.

There were no repurchase of equity securities made by the Company during the fourth quarter of fiscal year 2013.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

FreeButton, Inc. is a developer of Internet-based, immersive advertising and marketing solutions for businesses.

We operate VideoStakes.com, a b2b and b2c consumer engagement and social sharing platform, which incentivizes Internet users with prizes to engage in brand video content and share it though social networks.

Additionally, we offer digital and internet consulting services assisting customers in optimizing content. We specialize in search engine marketing and optimization, display advertising, social media marketing, affiliate programs and networks, site optimization, email programs and analytics.

Plan of Operations

During the next 12 months we plan to operate and further market our engagement and social sharing website tool, VideoStakes.com as well as operate and further market out digital consulting group via our corporate website FreeButtonInc.com.

Our President, Chief Executive Officer and Secretary, James Lynch, builds partnerships with consumer products manufacturers, drives sales, and performs other functions of an executive, managerial or administrative nature.

Our Chief Operating Officer, Dallas Steinberger, is responsible for our website construction and assists with marketing and generating traffic to our websites.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2013, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended December 31, 2013 compared to Fiscal Year Ended December 31, 2012

Revenue. We generated $5,000 or revenue during the fiscal year ended December 31, 2013 and no revenue during the fiscal year ended December 31, 2012.

Operating Expenses. Total expenses for the fiscal year ended December 31, 2013 were $312,631 resulting in an operating loss for the fiscal year of $307,631 as compared to total expenses of $122,973 resulting in an operating loss of $122,973 for the fiscal year ended December 31, 2012. The operating loss for the fiscal year ended December 31, 2013 is a result of office and general expenses in the amount of $94,182, management fee of $132,500, marketing expenses of $29,119 and professional fees in the amount of $56,830 as compared to office and general expenses in the amount of $29,218, management fee of $45,000, marketing expenses of $10,884 and professional fees in the amount of $37,871 for the fiscal year ended December 31, 2012. The increase in office and general expenses from fiscal year 2012 to fiscal year 2013 was due to expenses related to servicing our former website FreeButton.com and constructing, launching, testing and operating VideoStakes.com. The increase in management fees from fiscal year 2012 to fiscal year 2013 described above was due to the increased management time needed to manage the acquisition of the Assets from Media Rhythm and the and negotiation of the Exclusive Distribution Agreement, dated October 22, 2013, by and among the Company, James Lynch, Dallas James Steinberger and Rivalfly National Network, LLC, a copy of which is filed as Exhibit 10.2 to this Annual Report on Form 10-K and incorporated herein by reference.

Interest expense for the year ended December 31, 2013, was $23,014 compared to interest expense for the year ended December 31, 2012, in the amount of $3,768. Interest expense principally consists of interest on the convertible promissory notes issued by the Company as previously discussed in our Quarterly Reports on Forms 10-Q for the quarters ended March 30, 2013 and June 30, 2013. Discontinued operations for the year ended December 31, 2013, was $3,818 compared to discontinued operations for the year ended December 31, 2012, in the amount of $0. Discontinued operations primarily consisted of gain from the operations of Media Rhythm, the Assets of which were sold on March 5, 2014, as discussed in Item 1 – Business” above and Note 7 to the Financial Statements filed herewith.

Capital Resources and Liquidity

As of December 31, 2013, we had $85,906 of cash compared to $21,674 of cash for the year ended December 31, 2012. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has generated only $5,000 of revenue from its business operations and has incurred operating losses since inception of $528,051. As at December 31, 2013, the Company has a working capital deficit of $340,325.

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

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties.

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

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2013 and 2012, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2013. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of December 31, 2013, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to our management and the Board regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2013 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2013, the Company determined that the following items constituted a material weakness:

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function;

•	The Company’s disclosure controls and procedures do not provide adequate segregation of duties; and

•	The Company does not have effective controls over period-end financial disclosure and reporting processes.

Our management believes that the material weaknesses set forth in the last two items listed above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully-functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and sole director are as follows:

Name	Age	Position
James Edward Lynch, JR. (1)	46	President, Chief Executive Officer, Secretary, and Director
Dallas James Steinberger (2)	29	Chief Operating Officer, Vice President and Treasury, and Director

(1) Mr. Lynch was appointed as President, Chief Executive Officer and Secretary and a director of the Company on August 2, 2012, upon the closing of the change of control as further described in Item 1 of this Annual Report on Form 10-K.

(2) Mr. Steinberger was appointed as Vice President and Treasury and a director of the Company on August 2, 2012, upon the closing of the change of control as further described in Item 1 of this Annual Report on Form 10-K.

James Edward Lynch, Jr.

Mr. Lynch has 17 years business and managerial experience in advertising and media industry. In November 2009, James launched a boutique sales and consulting firm, Media Rhythm, representing various media properties including over 30 magazines (Surfer, Motor Trend, Surfing, Automobile, Hot Rod, Powder, Snowboarder, Alert Diver, Shutterbug, just to name a few), 30 websites, and 20 sponsor-able events. This firm also operates as an apparel sales rep firm and consulting group. In the past 13 years, Mr. Lynch also served as the Vice President of national sales at Action Sports Group, managing 7 Magazines, 12 websites, 14 events, and multiple employees. Throughout his career, Mr. Lynch has created and implemented integrated advertising and marketing programs in online, print, and event media properties.

The Board considers Mr. Lynch’s experience in advertising and media industry and skills in management, strategy and implementation qualify him to serve as a member of the Board.

As discussed above in “Item 1 – Business” previously disclosed in our Current Report on Form 8-K filed with the Commission on August 1, 2013, on July 11, 2013, the Company entered into an Assets and Business Acquisition Agreement with Media Rhythm to acquire all of the assets in connection with the business of Media Rhythm and, subsequently, on March 5, 2014, the Company and Media Rhythm entered into the Second Agreement, whereby the Company sold, transferred and assigned to Media Rhythm all of the Media Assets.

Dallas James Steinberger

Mr. Steinberger has been involved in online business for the last ten years, from online brand development, marketing and social networking to coding, design and implementation of multiple sites. He has been an independent web design studio owner and managed the online presence for Action Sports Group, a major publisher of action sports magazines. From 2008 to 2011 while working at Action Sports Group as the Senior Web Producer, he managed the content creation and online publishing schedule for ten magazine sites including Surfermag.com, Powdermag.com and Bikemag.com. From 2008 to 2011 he also worked for Source Interlink Media as a Digital Content Manager. From 2011 to 2012 he worked for Apple, Inc. as a retail sales person.

The Board considers Mr. Steinberger’s experience in online marketing qualifies him to serve as a member of the Board.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until their resignation or removal by the Board.

There are no arrangements or understandings between Mr. Lynch and Mr. Steinberger and any other person pursuant to which Mr. Lynch and Mr. Steinberger were selected as a director or executive officer.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Other Directorships

Other than as disclosed above, during the last 5 years, none of our directors held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2013.

Code of Ethics

We currently do not have a code of ethics that applies to our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named persons, during the years ended December 31, 2013 and 2012 as our only named executive officer:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
James Edward Lynch, Jr.	2013	–	–	–	–	96,000	(3)	96,000
President, Chief Executive Officer, Secretary	2012(1)	–	–	–	–	25,000	(3)	25,000
Dallas James Steinberger	2013	–	–	–	–	36,500	(4)	36,500
Chief Operating Officer, Vice President and Treasurer	2012(2)	–	–	–	–	20,000	(4)	20,000
Anthony Pizzacalla(5)	2013	–	–	–	–	–		–
Former President, Chief Financial Officer, Secretary and Treasurer	2012	–	–	–	–	–		–

(1)	Represents Mr. Lynch’s compensation from August 2, 2012 through December 31, 2012.
(2)	Represents Mr. Steinberger’s compensation from August 2, 2012 through December 31, 2012.
(3)	Represents management fee paid to Mr. Lynch.
(4)	Represents management fee paid to Mr. Steinberger.
(5)	Mr. Pizzacalla served as our President, Chief Financial Officer, Secretary and Treasurer since inception and resigned as from such position on August 2, 2012 upon the closing of the change of control as further described in Item 1 of this Annual Report on Form 10-K. Mr. Pizzacalla’s resignation was not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies (including accounting or financial policies) or practices.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended December 31, 2013 and 2012.

Compensation of Directors

During the fiscal years ended December 31, 2013 and 2012, the former sole director Anthony Pizzacalla and the current directors James Edward Lynch, Jr. and Dallas James Steinberger did not receive any compensation solely for services as a director.

Our directors James Edward Lynch, Jr. and Dallas James Steinberger will not receive any compensation solely for services as a director. It is our current policy that our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending each board of directors meeting or meeting of a committee of the board of directors.

Compensation Committee Interlocks and Insider Participation

During fiscal years 2013 and 2012, we did not have a standing compensation committee. Our Board was responsible for the functions that would otherwise be handled by the compensation committee. Our two sole directors conducted deliberations concerning executive officer compensation, including directors who were also executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of April 11, 2014.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 11, 2014 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 545 Second Street #6, Encinitas, CA 92024.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
James Edward Lynch, Jr. President, Chief Executive Officer and Secretary, and Director	10,800,000	31.9%
Dallas James Steinberger Vice President and Treasurer, and Director	10,800,000	31.9%
All officers and directors as a group (2 persons)	21,600,000	63.8%

(1)	Based on 33,844,260 shares of common stock issued and outstanding as of April 11, 2014. Each of Mr. Lynch and Mr. Steinberger has sole beneficial ownership of the shares held by such individual.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	7,000	$ –	3,493,000
Equity compensation plans not approved by shareholders	–	$ –	-
Total	7,000	$ –	3,493,000

(1) 7,000 shares of restricted stock were issued to three consultants in exchange for services pursuant to the Company’s 2013 Equity Incentive Award Plan. There are no options, warrants or other rights outstanding.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following sets forth a summary of transactions since the beginning of the fiscal year of 2013, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	As discussed above in “Item 1 –Business” previously disclosed in our Current Reports on Form 8-K filed with the Commission on August 1, 2013 and March 28, 2014, respectively, on July 11, 2013, the Company entered into an Assets and Business Acquisition Agreement with Media Rhythm to acquire all of the assets in connection with the business of Media Rhythm and, subsequently, on March 5, 2014, the Company and Media Rhythm entered into the Second Agreement, whereby the Company sold, transferred and assigned to Media Rhythm all of the Media Assets.

•	At December 31, 2012, loan from our director and President, Chief Executive Officer, Secretary, James Edward Lynch, Jr., to the Company, amounted to $4,072. The loan is unsecured and non- interest-bearing with no set terms of repayment.

•	During the fiscal year ended December 31, 2012, the Company paid a total of $45,000 of management fees to two officers James Edward Lynch, Jr. and Dallas James Steinberger. During the fiscal year ended December 31, 2013, the Company paid a total of $132,500 of management fees to two officers James Edward Lynch, Jr. and Dallas James Steinberger.

•	On June 26, 2012, our former President, Chief Financial Officer, Secretary and Treasurer, Anthony Pizzacalla, forgave the debts owed to him by the Company in an amount of $54,742.

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

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our Board) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our Board will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the effect on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Director Independence

James Edward Lynch, Jr. and Dallas James Steinberger, the members of our Board, are not independent using the definition of independence under the applicable NASDAQ listing standards and the standards established by the Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to PLS CPA

The following table shows the aggregate fees we paid for professional services provided to us by PLS CPA for 2013 and 2012:

	2013	2012
Audit Fees	$12,800	$10,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$12,800	$10,000

Audit Fees

For the fiscal years ended December 31, 2013 and 2012, we paid approximately $12,800 and $10,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2013 and 2012, we paid approximately $0 and $0 respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2013 and 2012, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2012.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2013 and 2012 were pre-approved by our Board.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2014	FREEBUTTON, INC.
By: /s/ James Edward Lynch, Jr.
James Edward Lynch, Jr. President, Chief Executive Officer and Secretary (Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James Edward Lynch, Jr.	President, Chief Executive Officer and Secretary, and Director	April 15, 2014
James Edward Lynch, Jr.	(Principal Executive Officer and Principal Accounting Officer)
/s/ Dallas James Steinberger	Vice President and Treasurer, and Director	April 15, 2014
Dallas James Steinberger

EXHIBIT INDEX

3.1	Articles of Incorporation of FreeButton, Inc. as filed with the Secretary of State of Nevada, incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on May 5, 2008.

3.2	By-Laws of FreeButton, Inc., incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on May 5, 2008.

3.3	Corrected Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2012.

4.1	Form of Promissory Note, issued by the Company in favor of the holders thereof, incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 16, 2013.

10.1	Stock Purchase Agreement dated August 2, 2012 among the Company, Anthony Pizzacalla, James Edward Lynch, Jr. and Dallas James Steinberger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2012.

10.2	Asset and Business Acquisition Agreement dated July 11, 2013 by and between the Company and Media Rhythm Group, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.3	Exclusive Distribution Agreement dated October 22, 2013 by and among the Company, James Lynch, Dallas James Steinberger and Rivalfly National Network, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2013.

10.4	Asset Purchase Agreement dated March 5, 2013 by and between the Company and Media Rhythm Group, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013.

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

FREEBUTTON, INC.

(Formerly Secured Window Blinds, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

(Audited)

December 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Freebutton Inc.

We have audited the accompanying balance sheets of Freebutton, Inc. (A Development Stage “Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended December 31, 2013 and 2012, and for the period from November 27, 2006 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freebutton, Inc. as of December 31, 2013 and 2012, and the result of its operations and its cash flows for the years then ended December 31, 2013 and 2012, and for the period from November 27, 2006 (inception) to December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

April 15, 2014

San Diego, CA. 92111

FREEBUTTON, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$85,906	$21,674

TOTAL CURRENT ASSETS	85,906	21,674

FIXED ASSETS
Office Equipment, Net	3,101	3,914

OTHER ASSETS
Web Development Costs	18,845	18,845

TOTAL OTHER ASSETS	18,845	18,845

TOTAL ASSETS	$107,852	$44,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,241	$16,343
Due to related party (Note 4)	–	4,072
Convertible Promissory Notes (Note 5)	315,240	145,000
Other liability	71,750	–

TOTAL CURRENT LIABILITIES	426,231	165,415

TOTAL LIABILITIES	426,231	165,415

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3) Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 33,807,000 shares of common stock (December 31, 2012 –33,300,000 )	33,807	33,300
Additional paid-in capital	175,865	46,942
Deficit accumulated during the development stage	(528,051)	(201,224)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(318,379)	(120,982)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$107,852	$44,433

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

	Year ended December 31, 2013	Year ended December 31, 2012	November 27, 2006 (inception) to December 31, 2013

REVENUE	$5,000	$–	$5,000

EXPENSES
Office and general	$94,182	$29,218	$131,910
Management fee	132,500	45,000	177,500
Marketing expenses	29,119	10,884	40,003
Professional fees	56,830	37,871	170,054

TOTAL EXPENSES	(312,631)	(122,973)	(519,467)

NET OPERATING LOSS	(307,631)	(122,973)	(514,467)

OTHER INCOME (EXPENSES)
Exchange loss	–	–	(620)
Loan interest	(23,014)	(3,768)	(26,782)
Gain (loss) on debt settlement	–	10,000	10,000

TOTAL OTHER INCOME (EXPENSES)	(23,014)	6,232	(17,402)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(330,645)	6,232	(531,869)

DISCONTINUED OPERATIONS
Gain from operations of Media Rhythm	3,818	–	3,818

NET LOSS	$(326,827)	$(116,741)	$(528,051))

BASIC LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
BASIC LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	33,525,104	111,791,803

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 27, 2006 (INCEPTION) TO DECEMBER 31, 2013

(Audited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total
Common shares issued for cash – at $0.0000666 per share, December 15, 2006	105,000,000	$105,000	$(98,000)			$7,000
Share subscription receivable	–	–		(7,000)		(7,000)
Net loss for the year ended December 31, 2006	–	–	–	–	(953)	(953)
Balance, December 31, 2006	105,000,000	105,000	(98,000)	(7,000)	(953)	(953)
Subscription received, March 5, 2007	–	–	–	7,000	–	7,000
Net loss for the year ended December 31, 2007	–	–	–	–	(7,739)	(7,739)
Balance, December 31, 2007	105,000,000	105,000	(98,000)	–	(8,692)	(1,692)
Common shares issued for cash – at $0.001666 per share	9,300,000	9,300	6,200	–	–	15,500
Common shares issued for cash – at $0.0000666 per share	45,000,000	45,000	(42,000)	–	–	3,000
Net loss for the year ended December 31, 2008	–	–	–	–	(16,944)	(16,944)
Balance, December 31, 2008	159,300,000	159,300	(133,800)	–	(25,636)	(136)
Net loss for the year ended December 31, 2009	–	–	–	–	(20,948)	(20,948)
Balance, December 31, 2009	159,300,000	159,300	(133,800)	–	(46,584)	(21,084)
Net loss for the year ended December 31, 2010	–	–	–	–	(19,650)	(19,650
Balance, December 31, 2010	159,300,000	159,300	(133,800)	–	(66,234)	(40,734)
Net loss for the year ended December 31, 2011	–	–	–	–	(18,249)	(18,249)
Balance, December 31, 2011	159,300,000	159,300	(133,800)		(84,483)	(58,983)
Debt forgiveness by related party (Note 3)	–	–	54,742	–	–	54,742
Shares cancelled – August 15, 2012 (Note 3)	(126,000,000)	(126,000)	126,000	–	–	–
Net loss for the period ended December 31, 2012	–	–	–	–	(116,741)	(116,741)
Balance, December 31, 2012	33,300,000	33,300	46,942	–	(201,224)	(120,982)
Common shares issued for services (Note 3)	7,000	7	4,423	–	–	4,430
Common shares issued for cash at $0.25	500,000	500	124,500	–	–	125,000
Net loss for period ended December 31, 2013	–	–	–	–	(326,827)	(326,827)
Balance, December 31, 2013	33,807,000	$33,807	$175,865	$–	$(528,051)	$(318,379)

All share amounts have been restated to reflect the 15:1 forward split on August 22, 2012.

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended December 31, 2013	Year ended December 31, 2012	November 27, 2006 (inception) to December 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(326,827)	$(116,741)	$(528,051)
Gain(loss) from discontinued operations	3,818	–	3,818
Loss from continuing operating	(330,645)	(116,741)	(531,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement		(10,000)	(10,000)
Depreciation expenses	913	208	1,121
Common stock issued for service	4,430	–	4,430
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables and accrued liabilities	22,897	(6,300)	53,312
Increase in other liability	71,750		71,750

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(230,655)	(132,833)	(411,256)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	3,719	–	3,719
NET CASH USED IN OPERATING ACTIVITIES	(226,936)	(132,833)	(407,537)

INVESTING ACTIVITIES
Furniture and Equipment	–	(4,122)	(4,122)
Web development costs and acquisitions	–	(18,845)	(18,845)
NET CASH USED IN INVESTING ACTIVITIES	–	(22,967)	(22,967)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	125,000	–	150,500
Proceed from issuance of convertible promissory note	170,240	145,000	315,240
Proceeds from related parties	(4,072)	32,472	50,670

NET CASH PROVIDED BY FINANCING ACTIVITIES	291,168	177,472	516,410

NET INCREASE (DECREASE) IN CASH	64,233	21,672	85,906

CASH, BEGINNING	21,674	2	–

CASH, ENDING	$85,906	$21,674	$85,906

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,719	$–	$–
Income taxes	$–	$–	$–

Non-cash investing and financing activities
Promissory note issued for assets and business acquisition	$371,895	$–	$371,895
Common stock issued for service	$4,430	$–	$4,430
Debt forgiveness of related party	$–	$54,742	$54,742

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FreeButton, Inc. (the “Company” or “FreeButton”) was incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. On September 28, 2012, the Company with a majority of the shareholders and directors changed its name from Secured Window Blinds, Inc. to FreeButton, Inc.

FreeButton, Inc. has ceased the business of offering window blind system products and now intends to operate, through “TheFreeButton.com”, as an instant-win promotion online site where users can click the “Free Button” to instantly win the products offered on the Company’s homepage without entering their email.

Going concern

To date the Company has generated $5,000 in revenue from its business operations and has incurred operating losses since inception of $528,051. As at December 31, 2013, the Company has a working capital deficit of $340,325. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of December 31, 2013 the Company has issued 150,000,000 shares founders shares at $0.0000667 per share for net proceeds of $10,000 to the Company and 9,300,000 shares private placement shares at $0.001666 per share for net proceeds of $15,500 and 500,000 shares private placement shares at $0.25 per share for net proceeds of $125,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Segmented Reporting

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

FASB Statement No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

FREEBUTTON, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. Accumulated depreciation to date on office equipment is $1,121.

Website Development Costs/Domain Names

The Company accounts for its Development Costs in accordance with FASB ASC-350-50, “Accounting for Website Development Costs.” The Company’s website comprises multiple features and offerings that are currently developed with on-going refinements. In connection with the development of its products, the Company has incurred external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology directly involved in the development. All hardware costs are capitalized as fixed assets. Purchased software will be capitalized in accordance with FASB ASC 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use. All other costs are reviewed to determine whether they should be capitalized or expensed.

Pursuant to FASB ASC 360, “Property, Plant and Equipment” the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. Domain names are generally not amortized. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows FASB ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. On February 25, 2013, the Board of Directors of the Company adopted a new equity incentive award plan, named the FreeButton, Inc. 2013 Equity Incentive Award Plan (the “2013 Plan”), which has been approved by a majority, or approximately 65% of outstanding shareholders of the Company on February 25, 2013. The new plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock and restricted stock units can be awarded. The 2013 Plan’s initial share reservation will be 3,500,000 shares. The term of the plan is for 10 years from the date of its adoption. As of December 31, 2013 the Company had issued 7,000 common shares.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of December 31, 2013.

-	Common stock $0.001 par value: 75,000,000 shares authorized: 33,807,000 shares issued and outstanding.

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

FREEBUTTON, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2013

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT (continued)

On July 11, 2013, the Company issued 100,000 common shares through a private placement at $0.25 per share for net proceeds to the Company of $25,000.

On September 16, 2013, the Company issued 300,000 common shares through a private placement at $0.25 per share for net proceeds to the Company of $75,000.

Private Placement Memorandum

On October 23, 2013 FreeButton, Inc., offered under a Private Placement Memorandum to raise a minimum of $550,000 to a maximum of $2,000,000 at $0.35 per share. The offering extends from October 23, 2013 to close of business on December 31, 2013 unless the Offering is extended at the Company’s sole discretion. Subsequently the Offering was extended to February 28, 2014. There is no escrow of any of the proceeds of the Offering, however the Company will not make use of the funds until a minimum of $550,000 prior to commissions or net $500,000 to the Company has been received. If minimum is not met the Company will return funds to the investor.

On November 14, 2013, the Company issued 100,000 common shares through a private placement at $0.35 per share for net proceeds to the Company of $35,000.

On November 20, 2013, the Company received $36,750 in Subscription receivables to issue 105,000 common shares through a private placement at $0.35 per share. Share issuance is pending as of December 31, 2013.

Subsequent to the period, on March 4, 2014, the Company not having met the minimum $500,000 net proceeds under the terms of the Private Placement Memorandum the Company returned the total funds of $71,750 to the investors. The 100,000 shares that had been issued were returned to the Company.

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

FREEBUTTON, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2013

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

On December 31, 2013 the Company paid shareholders loan in the amount of $4,072 owed to the President of the Company. The amounts due to the related party was unsecured and non- interest-bearing with no set terms of repayment.

During the year ended December 31, 2013, the Company paid $132,500 in total to two officers of the Company as management fees.

See Note 6 for further discussion of related party transactions.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

On August 9, 2012 the Company signed a Convertible Promissory Note for $110,000, with an interest rate of 8% with a maturity date of August 9, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $1,000,000 at a differing price. Part of the consolidated and extension dated November 4, 2013.

On November 20, 2012 the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% with a maturity date of May 20, 2013. Maturity date has been extended to November 20, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $225,000 at a differing price. Part of the consolidated and extension dated November 4, 2013.

On December 13, 2012 the Company signed a Convertible Promissory Note for $10,000, with an interest rate of 8% with a maturity date of June 13, 2013. Maturity date has been extended to December 12, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $90,000 at a differing price. Part of the consolidated and extension dated November 4, 2013.

On January 7, 2013 the Company signed a Convertible Promissory Note for $13,500, with an interest rate of 8% with a maturity date of October 3, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $121,500 at a differing price. Part of the consolidated and extension dated November 4, 2013.

On March 18, 2013 the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% with a maturity date of September 18, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $225,000 at a differing price. Part of the consolidated and extension dated November 4, 2013.

On April 3, 2013 the Company signed a Convertible Promissory Note for $13,500, with an interest rate of 8% with a maturity date of October 2, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $121,500 at a differing price. Part of the consolidated and extension dated Nov 4, 2013.

FREEBUTTON, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2013

NOTE 5 – CONVERTIBLE PROMISSORY NOTE (continued)

On April 25, 2013 the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% with a maturity date of October 25, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $225,000 at a differing price. Part of the consolidated and extension dated Nov 4, 2013.

On May 24, 2013 the Company signed a Convertible Promissory Note for $30,000, with an interest rate of 8% with a maturity date of November 24, 2013. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $270,000 at a differing price. Part of the consolidated and extension dated Nov 4, 2013.

On August 8, 2013 the Company signed a Convertible Promissory Note for $13,996.50, with an interest rate of 8% with a maturity date of February 14, 2014. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $125,964 at a differing price. Part of the consolidated and extension dated November 4, 2013.

On October 23, 2013 the Company signed a Convertible Promissory Note for $10,000, with an interest rate of 8% with a maturity date of October 23, 2014. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $90,000 at a differing price.

On November 4, 2013 the Company signed a consolidated and extension of all the Company’s existing Promissory Notes and accrued interest as of October 31, 2013. The New total amount of the combined Promissory Note is $285,240.26 ($265,996.50 principal and $19,243.76 accrued interest) with an interest rate of 8% and maturity date of February 9, 2014. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $1,000,000 at a differing price. In the event the Company does not pay the outstanding balance by February 9, 2014, the interest rate of the Promissory Note increases to 12% per annum.

On December 23, 2013 the Company signed a Convertible Promissory Note for $20,000, with an interest rate of 8% with a maturity date of December 23, 2014. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $180,000 at a differing price.

Subsequent to the period On March 11, 2013 the Company signed a consolidated and extension of the Company’s Promissory Notes. The New total amount of the combined Promissory Note is $307,266.26 (Promissory Note of $285,240.26 dated November 4, 2013 and Promissory Note of $22,026 dated February 28, 2014) with an interest rate of 8% and maturity date of August 28, 2014. . The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $1,000,000 at a differing price. In the event the Company does not pay the outstanding balance by August 28, 2014, the interest rate of the Promissory Note increases to 12% per annum.

FREEBUTTON, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2013

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

Pursuant to the Acquisition Agreement, the Company purchased the Assets for $420,000 (the “Purchase Price”), and in return, issued a promissory note dated July 11, 2013 to Media Rhythm with the principal amount equal to the Purchase Price (the “Note”). Under the Note, the Purchase Price shall be paid by the Company to Media Rhythm in twenty-four (24) equal monthly installments commencing on August 1, 2013 (On August 2, 2013 the commencement date was changed to September 1, 2013), (the present value of $420,000 Note is $371,895). The Note shall bear no interest. The Company may at any time prepay all or part of the unpaid principal of the Note. The Company’s payment obligation may become accelerated upon certain events of default, including failure to make past due payment within ten (10) days of a written notice from the holder, failure to cure any involuntary insolvency or bankruptcy proceeding within ninety (90) days of the commencement of such proceeding, and filing of any voluntary bankruptcy or insolvency proceeding. Media Rhythm is entitled to the right of setoff against all or part of the unpaid and past due payments under the Note or the Acquisition Agreement.

Subsequent to the period on March 5, 2014, under the consent of both parties the Asset and Business Acquisition Agreement signed on July 11, 2013 was reversed. The reversal of the transaction is reflected in the financial statements dated December 31, 2013.

NOTE 7 – DISCONTINUED OPERATIONS

Subsequent to the period on March 5, 2014, under the consent of both FreeButton, Inc. and Media Rhythm Group Inc., the Asset and Business Acquisition Agreement signed on July 11, 2013 was reversed. The reversal of the transaction is reflected in the financial statements dated December 31, 2013. (Refer Note 6).

As a result of the reversal of the Asset and Business Acquisition Agreement there was a net gain to FreeButton of $3,818.

NOTE 8 – DISTRIBUTION AGREEMENT

On October 22, 2013, FreeButton, Inc. (the “Company”) entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Rivalfly National Network, LLC (“Rivalfly”), whereby the Company granted exclusive distribution rights to Rivalfly for its game platform for an initial term of five (5) years. The Company expectations are that the agreement will be concluded by end of first quarter of 2014.

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

Under the terms of the Distribution Agreement, upon the issuance of 4,000,000 Shares to Rivalfly, Rivalfly will be entitled to appoint one (1) representative to the Company’s Board of Directors and maintain that representative until the time Rivalfly no longer owns at least 2,000,000 Shares or upon termination of the Distribution Agreement.

Under the terms of the Distribution Agreement, in the event of a change in control transaction resulting in net proceeds to the Company of at least $50,000,000, the Maximum Issuance will be deemed fully-earned and issuable.

NOTE 9 – INCOME TAXES

For the years ended December 31, 2013 and 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2013 and 2012, the Company had approximately $110,992 and $40,859 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$112,839	$40,859
Valuation allowance	(112,839)	(40,859)
Total deferred tax assets	$–	$–

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $114,389 and $40,859 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2013 & 2012

Federal statutory tax rate	(35.0%)
Permanent difference and other	35.0%

NOTE 10 – SUBSEQUENT EVENTS

Convertible Promissory Note

On February 28 the Company signed a Convertible Promissory Note for $22,026, with an interest rate of 8% with a maturity date of August 28, 2014. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $198,234 at a differing price.

On March 11, 2013 the Company signed a consolidated and extension of the Company’s Promissory Notes. The New total amount of the combined Promissory Note is $307,266.26 ($285,240.26 dated November 4, 2013 and Promissory Note of $22,026 dated February 28, 2014) with an interest rate of 8% and maturity date of August 28, 2014. . The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $1,000,000 at a differing price. In the event the Company does not pay the outstanding balance by August 28, 2014, the interest rate of the Promissory Note increases to 12% per annum.

NOTE 10 – SUBSEQUENT EVENTS (continued)

Private Placement Memorandum

Subsequent to the period, on March 4, 2014, the Company not having met the minimum $500,000 net proceeds under the terms of the Private Placement Memorandum the Company returned the total funds of $71,750 to the investors. The 100,000 shares that had been issued were returned to the Company. (Refer Note 3)

Asset and Business Acquisition

Subsequent to the period on March 5, 2014, under the consent of both parties the Asset and Business Acquisition Agreement signed on July 11, 2013 was reversed. The reversal of the transaction is reflected in the financial statements dated December 31, 2013. (Refer Note 6 and Note 7)

