Form 10-K/A
period 2013-12-31
FREEBUTTON, INC.
filed 2014-04-23
CIK 1432290

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on April 15, 2014.

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

FreeButton, Inc.

Dated: April 23, 2014	By:	/s/ James Edward Lynch, Jr.
James Edward Lynch, Jr. President, Chief Executive Officer and Secretary (Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

4