Form 10-Q
period 2014-03-31
FREEBUTTON, INC.
filed 2014-05-15
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-54009

FREEBUTTON, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5982715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7040 Avenida Encinas
Suite 104-159

Carlsbad, CA 92011
(Address of principal executive offices) (Zip Code)

(760) 487-7772
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 13, 2014, the registrant had 33,844,260 shares of common stock, $0.001 par value, outstanding.

FREEBUTTON, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREEBUTTON, INC.

(Formerly Secured Window Blinds, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

March 31, 2014

BALANCE SHEETS	Pg. 4

STATEMENTS OF OPERATIONS	Pg. 5

STATEMENTS OF CASH FLOWS	Pg. 6

NOTES TO FINANCIAL STATEMENTS	Pg. 7

FREEBUTTON, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$2,077	$85,906

TOTAL CURRENT ASSETS	2,077	85,906

FIXED ASSETS
Office Equipment, Net	2,227	3,101

OTHER ASSETS
Web Development Costs	18,845	18,845

TOTAL OTHER ASSETS	18,845	18,845

TOTAL ASSETS	$23,149	$107,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,981	$39,241
Convertible Promissory Notes (Note 5)	337,266	315,240
Other liability	–	71,750

TOTAL CURRENT LIABILITIES	376,247	426,231

TOTAL LIABILITIES	376,247	426,231

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 33,807,000 shares of common stock (December 31, 2012 –33,300,000 )	33,807	33,807
Additional paid-in capital	175,865	175,865
Deficit accumulated during the development stage	(562,770)	(528,051)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(353,098)	(318,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$231,149	$107,852

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	November 27, 2006 (inception) to March 31, 2014

REVENUE	$–	$–	$5,000

EXPENSES
Office and general	$8,172	$22,836	$140,082
Management fee	2,300	33,000	179,800
Marketing expenses	396	10,657	40,399
Professional fees	17,479	21,824	187,533

TOTAL EXPENSES	(28,347)	(88,227)	(547,814)

NET OPERATING LOSS	(28,347)	(88,227)	(542,814)

OTHER INCOME (EXPENSES)
Exchange loss	–	–	(620)
Loan interest	(6,372)	(3,206)	(33,154)
Gain (loss) on debt settlement	–	–	10,000

TOTAL OTHER INCOME (EXPENSES)	(6,372)	(3,206)	(23,774)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(34,719)	(91,433)	(566,588)

DISCONTINUED OPERATIONS
Gain from operations of Media Rhythm	–	–	3,818

NET LOSS	$(34,719)	$(91,433)	$(562,770)

BASIC LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
BASIC LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	33,807,000	33,340,422

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	November 27, 2006 (date of inception) to March 31, 2014

OPERATING ACTIVITIES
Net loss for the period	$(34,719)	$(91,433)	$(562,770)
Gain(loss) from discontinued operations	–	–	3,818
Loss from continuing operating	(34,719)	(91,433)	(558,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement		–	(10,000)
Depreciation expenses	203	203	1,324
Common stock issued for service	–	4,430	4,430
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables and accrued liabilities	(259)	7,952	41,263
Increase (decrease) in other liability	(71,750)	–	–

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(106,525)	(78,848)	(521,935)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	–	–	3,719
NET CASH USED IN OPERATING ACTIVITIES	(106,525)	(132,833)	(518,216)

INVESTING ACTIVITIES
Furniture and Equipment	670	–	(3,452)
Web development costs and acquisitions	–	–	(18,845)
NET CASH USED IN INVESTING ACTIVITIES	670	–	(22,297)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	–	25,000	150,500
Proceed from issuance of convertible promissory note	22,026	38,500	337,266
Proceeds from related parties	–	–	50,670

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,026	63,500	538,436

NET INCREASE (DECREASE) IN CASH	(83,829)	(15,348)	2,077

CASH, BEGINNING	85,906	21,674	–

CASH, ENDING	$2,077	$6,326	$2,077

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

Non-cash investing and financing activities
Promissory note issued for assets and business acquisition	$–		371,895
Common stock issued for service	$–	$4,430	4,430
Debt forgiveness of related party	$–	$–	$54,742

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The company (the “Company”, “we”, “us”, “our”, “FreeButton”) was incorporated on November 27, 2006, under the name “Secured Window Blinds, Inc.”, under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. On September 28, 2012, the Company with the approval of a majority of the shareholders and directors changed its name from Secured Window Blinds, Inc. to FreeButton, Inc.

FreeButton has ceased the business of offering window blind system products and now operates sweepstakes websites featuring free giveaways of premier consumer products to users who participate in online games. The Company’s partner companies provide premier consumer products in various categories for free giveaway, such as sports, electronics, travel, gaming, style, bags, and in return, receive a series of benefits including product exposure, advertising space and sales leads. The Company also operates an ecommerce website where the users can purchase products of its partner companies.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $562,770. As of March 31, 2014, the Company had a working capital deficit of $374,170. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of March 31, 2014 the Company had issued (i) 150,000,000 shares of its common stock to the Company’s founders at $0.0000667 per share for net proceeds of $10,000 to the Company, (ii) 9,300,000 shares of its common stock in private placement offerings at $0.001666 per share for net proceeds of $15,500, (iii) 100,000 shares of its common stock in private placement offerings at $0.25 per share for net proceeds of $25,000 to the Company and (iv) 500,000 shares of its common stock in private placement offerings at $0.25 per share for net proceeds of $125,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and the U.S. Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014. The accompanying unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Segmented Reporting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

FASB Statement Number 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2014, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. Accumulated depreciation to date on office equipment is $1,324.

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

Pursuant to FASB ASC 360, “Property, Plant and Equipment”, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. Domain names are generally not amortized. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

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

Stock-based Compensation

The Company follows FASB ASC 718-10, “Stock Compensation” (“ASC 718-10”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to Statement of Financial Accounting Standards “SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. On February 25, 2013, the Board of Directors of the Company adopted a new equity incentive award plan, named the FreeButton, Inc. 2013 Equity Incentive Award Plan (the “2013 Plan”), which was approved by the holders of a majority, or approximately 65%, of the outstanding shares of the Company’s common stock on February 25, 2013. The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock and restricted stock units can be awarded. 3,500,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan. The term of the 2013 Plan is 10 years from the date of its adoption. As of March 31, 2014, the Company has issued 7,000 shares of its common stock under the 2013 Plan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Company had shares of the following class of capital stock issued and outstanding as of March 31, 2014:

-	Common stock $0.001 par value: 75,000,000 shares authorized: 33,844,260 shares issued and outstanding.

On December 15, 2006, the Company issued 105,000,000 shares of its common stock at $0.0000666 per share to the sole member of the Company’s Board of Directors and President of the Company for cash proceeds of approximately $7,000.

On May 12, 2008, the Company issued 45,000,000 shares of its common stock at $0.0000666 per share to the sole member of the Company’s Board of Directors and President of the Company for cash proceeds of approximately $3,000.

From August to September, 2008, the Company issued 9,300,000 shares of its common stock through private placement offerings at $0.001666 per share for net proceeds to the Company of approximately $15,500.

On June 26, 2012, the President of the Company forgave all debts owing to him by the Company for all advances/shareholders loans totalling $54,742. All these sums are reflected as a credit to additional-paid-in-capital.

On August 15, 2012, two shareholders of the Company returned 126,000,000 (pre-split 8,400,000) restricted shares of common stock to the Company’s treasury and the shares were cancelled by the Company. The shares were returned to the Company’s treasury for no consideration to the shareholders. Following the cancellation the Company now had 33,300,000 (pre-split 2,220,000 shares of common stock outstanding.

On August 22, 2012 a majority of shareholders and the Company’s Board of Directors approved a special resolution to undertake a forward split of the common stock of the Company, exchanging 15 new shares for 1 old share, which was effected on October 1, 2012, increasing the outstanding shares from 2,220,000 to 33,300,000.

On February 25, 2013, the Company issued 100,000 shares of its common stock through a private placement offering at $0.25 per share for net proceeds to the Company of $25,000.

On February 25, 2013 the Company issued a total of 7,000 shares of its common stock under the 2013 Plan to one individual and two companies in exchange for services provided by each recipient as an independent consultant to the Company. Total value received for services rendered was $4,430 (refer Equity Incentive Award Plan).

On July 11, 2013, the Company issued 100,000 shares of its common stock through a private placement offering at $0.25 per share for net proceeds to the Company of $25,000.

On September 16, 2013, the Company issued 300,000 shares of its common stock through a private placement offering at $0.25 per share for net proceeds to the Company of $75,000.

Private Placement Memorandum

On October 23, 2013, pursuant to a Private Placement Memorandum, the Company offered to raise a minimum of $550,000 to a maximum of $2,000,000 at $0.35 per share. The offering extended from October 23, 2013 to the close of business on December 31, 2013 unless the offering was extended at the Company’s sole discretion. Subsequently the offering was extended to February 28, 2014. There is no escrow of any of the proceeds of the offering, however the Company will not make use of the funds until a minimum of $550,000 (prior to commissions) or net $500,000 to the Company has been received. If the minimum is not met the Company will return funds to the investors.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT (continued)

On November 14, 2013, the Company issued 100,000 common shares through a private placement offering at $0.35 per share for net proceeds to the Company of $35,000.

On November 20, 2013, the Company received $36,750 in subscription receivables to issue 105,000 shares of its common stock through a private placement offering at $0.35 per share.

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

Equity Incentive Award Plan

On February 25, 2013, the Board of Directors of the Company adopted the 2013 Plan, which was approved by the holders of a majority, or approximately 65%, of the outstanding shares of the Company’s common stock on February 25, 2013.

The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock and restricted stock units can be awarded. 3,500,000 shares of the Company’s common stock are reserved for issuance under the 2013 Plan. The term of the 2013 Plan is 10 years from the date of its adoption.

On February 25, 2013 the Company issued a total of 7,000 shares of its common stock under the 2013 Plan to one individual and two companies in exchange for services provided by each recipient as an independent consultant to the Company. Total value received for services rendered was $4,430.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2006 the Company issued 105,000,000 shares of its common stock at $0.0000666 per share to the sole member of the Company’s Board of Directors and President of the Company for cash proceeds of $7,000. On May 12, 2008 the Company issued 45,000,000 shares of its common stock at $0.0000666 per share to the sole member of the Company’s Board of Directors and President of the Company for cash proceeds of $3,000. During the nine months ending September 30, 2012 the President of the Company paid outstanding payables owed by the Company of $28,400. On June 26, 2012, the President of the Company forgave all debts owing to him by the Company for all advances/shareholders loans totalling $54,742. All these sums are reflected as a credit to additional-paid-in-capital.

On August 15, 2012, two shareholders of the Company returned 126,000,000 (pre-split 8,400,000) restricted shares of common stock to the Company’s treasury and the shares were cancelled by the Company. The shares were returned to the Company’s treasury for no consideration to the shareholders. Following the cancellation the Company now had 33,300,000 (pre-split 2,220,000 shares of common stock outstanding.

On December 31, 2013 the Company repaid a shareholders loan in the amount of $4,072 owed to the President of the Company. The amounts due to the related party were unsecured and non- interest-bearing with no set terms of repayment.

During the three-month period ended March 31, 2014, the Company paid $2,300 in management fees.

See Note 6 for further discussion of related party transactions.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

On August 9, 2012 the Company signed a Convertible Promissory Note for $110,000, with an interest rate of 8% and a maturity date of August 9, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $1,000,000 at a price per share other than $0.10. This promissory note was included in the consolidation and extension of the Company’s promissory notes dated November 4, 2013, as further described below.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE (continued)

On November 20, 2012, the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% and a maturity date of May 20, 2013. The maturity date has been extended to November 20, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $225,000 at a price per share other than $0.10. This promissory note was included in the consolidation and extension of the Company’s promissory notes dated November 4, 2013, as further described below.

On December 13, 2012, the Company signed a Convertible Promissory Note for $10,000, with an interest rate of 8% and a maturity date of June 13, 2013. The maturity date has been extended to December 12, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $90,000 at a price per share other than $0.10. This promissory note was included in the consolidation and extension of the Company’s promissory notes dated November 4, 2013, as further described below.

On January 7, 2013, the Company signed a Convertible Promissory Note for $13,500, with an interest rate of 8% and a maturity date of October 3, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $121,500 at a price per share other than $0.10. This promissory note was included in the consolidation and extension of the Company’s promissory notes dated November 4, 2013, as further described below.

On March 18, 2013, the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% and a maturity date of September 18, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $225,000 at a price per share other than $0.10. This promissory note was included in the consolidation and extension of the Company’s promissory notes dated November 4, 2013, as further described below.

On April 3, 2013, the Company signed a Convertible Promissory Note for $13,500, with an interest rate of 8% and a maturity date of October 2, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $121,500 at a price per share other than $0.10. This promissory note was included in the consolidation and extension of the Company’s promissory notes dated November 4, 2013, as further described below.

On April 25, 2013, the Company signed a Convertible Promissory Note for $25,000, with an interest rate of 8% and a maturity date of October 25, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $225,000 at a price per share other than $0.10. This promissory note was included in the consolidation and extension of the Company’s promissory notes dated November 4, 2013, as further described below.

On May 24, 2013, the Company signed a Convertible Promissory Note for $30,000, with an interest rate of 8% and a maturity date of November 24, 2013. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $270,000 at a price per share other than $0.10. This promissory note was included in the consolidation and extension of the Company’s promissory notes dated November 4, 2013, as further described below.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE (continued)

On August 8, 2013, the Company signed a Convertible Promissory Note for $13,996.50, with an interest rate of 8% and a maturity date of February 14, 2014. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $125,964 at a price per share other than $0.10. This promissory note was included in the consolidation and extension of the Company’s promissory notes dated November 4, 2013, as further described below.

On October 23, 2013, the Company signed a Convertible Promissory Note for $10,000, with an interest rate of 8% and a maturity date of October 23, 2014. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $90,000 at a price per share other than $0.10.

On November 4, 2013, the Company signed a consolidation and extension of all the Company’s existing promissory notes and accrued interest as of October 31, 2013. The new total amount of the combined Promissory Note is $285,240.26 ($265,996.50 principal and $19,243.76 accrued interest) with an interest rate of 8% and a maturity date of February 9, 2014. The conversion price per share is $0.10, unless the Company has, between the issuance date of the combined promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $1,000,000 at a price per share other than $0.10. In the event the Company does not pay the outstanding balance by February 9, 2014, the interest rate of the combined promissory note will increase to 12% per annum.

On February 28, 2014, the Company signed a Convertible Promissory Note for $22,026, with an interest rate of 8% and a maturity date of August 28, 2014. The issuer of this Convertible Promissory Note has the option to convert all or portion of the amount due under the promissory note into shares of the common stock of the Company, contingent upon the occurrence of an “Event of Default” (as defined in the promissory note). The conversion price per share is $0.10, unless the Company has, between the issuance date of this promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $198,234 at a price per share other than $0.10.

On March 11, 2014, the Company signed a consolidated and extension of the Company’s existing promissory notes. The new total amount of the combined Promissory Note is $307,266.26 (promissory note in the principal amount of $285,240.26 dated November 4, 2013 and promissory note in the principal amount of $22,026 dated February 28, 2014) with an interest rate of 8% and maturity date of August 28, 2014. The conversion price per share is $0.10, unless the Company has, between the issuance date of the combined promissory note and its maturity date, sold shares of its capital stock in any financing in which the Company received gross proceeds in excess of $1,000,000 at a price per share other than $0.10. In the event the Company does not pay the outstanding balance by August 28, 2014, the interest rate of the Promissory Note will increase to 12% per annum.

The conversion of the promissory notes is contingent upon an “Event Default” and the promissory notes are not currently convertible as none of the promissory notes are currently in default. If the promissory notes do become convertible, the non-cash expense to the Company is dependent on the trading value of the Company’s stock on the day of conversion and the $0.10 conversion price. The estimated non-cash expense if the promissory note had be converted as of March 31, 2014 would have been $1,782,144.

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

Pursuant to the Acquisition Agreement, the Company purchased the Assets for $420,000 (the “Purchase Price”), and in return, issued a promissory note dated July 11, 2013 to Media Rhythm with the principal amount equal to the Purchase Price (the “Note”). Under the Note, the Purchase Price shall be paid by the Company to Media Rhythm in twenty-four (24) equal monthly instalments commencing on August 1, 2013 (on August 2, 2013 the commencement date was changed to September 1, 2013). The present value of the $420,000 principal balance of the Note is $371,895. The Note shall not bear interest. The Company may at any time prepay all or part of the unpaid principal balance of the Note. The Company’s payment obligation may become accelerated upon certain events of default, including failure to make past due payment within ten (10) days of a written notice from the holder, failure to cure any involuntary insolvency or bankruptcy proceeding within ninety (90) days of the commencement of such proceeding, and filing of any voluntary bankruptcy or insolvency proceeding. Media Rhythm is entitled to a right of setoff against all or part of the unpaid and past due payments under the Note or the Acquisition Agreement.

On March 5, 2014, the Company and Media Rhythm entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company sold, transferred and assigned to Media Rhythm all of the assets, rights and interests owned by the Company related to its marketing and advertising business that primarily caters to sports media such as magazines and websites, including all business names, trade names, logos, copyrights, trademarks and other intellectual property related thereto (the “Assets”). In consideration of the Company’s sale of the Assets, Media Rhythm executed and delivered to the Company a Cancellation and Termination of Promissory Note (the “Note Cancellation”), thereby relieving the Company of all obligations pursuant to the Promissory Note issued by the Company on July 11, 2013 in the principal amount of $420,000, as described above. The reversal of the transaction is reflected in the financial statements dated December 31, 2013.

NOTE 7 – DISCONTINUED OPERATIONS

On March 5, 2014, the Company and Media Rhythm entered into the Agreement, whereby the Company sold, transferred and assigned to Media Rhythm all of the Assets. In consideration of the Company’s sale of the Assets, Media Rhythm executed and delivered to the Company the Note Cancellation, thereby relieving the Company of all obligations pursuant to the Promissory Note issued by the Company on July 11, 2013 in the principal amount of $420,000, as described above. The reversal of the transaction is reflected in the financial statements dated December 31, 2013. (Refer Note 6).

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

Under the terms of the Distribution Agreement, Rivalfly was to be issued up to 25,512,500 shares (the “Maximum Issuance”) of the Company’s Common Stock (the “Shares”), issuable in increments upon the Company achieving certain milestones as more fully set forth in the Distribution Agreement. More specifically, Rivalfly was to be issued: (i) 4,000,000 Shares upon securing a sub-distribution agreement with Game Exchange of Colorado, Inc.; (ii) 4,000,000 Shares upon the Company’s completion of a successful test phase for its game platform; and (iii) 1,000,000 Shares for every 1,000 paying customers sourced by Rivalfly. The Share issuances were dependent in large part on the Company’s success in raising capital from investors to develop and commercialize its game platform. The Share issuances were not dependent or conditioned on Rivalfly’s efforts to raise capital on behalf of the Company.

Under the terms of the Distribution Agreement, upon the issuance of 4,000,000 Shares to Rivalfly, Rivalfly was going to be entitled to appoint one (1) representative to the Company’s Board of Directors and maintain that representative until the time Rivalfly no longer owned at least 2,000,000 Shares or upon termination of the Distribution Agreement.

Under the terms of the Distribution Agreement, in the event of a change in control transaction resulting in net proceeds to the Company of at least $50,000,000, the Maximum Issuance would have been deemed fully-earned and issuable.

On February 7, 2014, the Distribution Agreement between Rivalfly and the Company, and the related Stock Purchase Agreement, was terminated pursuant to that certain Cancellation and Termination of Stock Purchase Agreement and Exclusive Distribution Agreement entered into between the Company and Rivalfly. Following the termination of the Distribution Agreement, neither party has any obligations under the Distribution Agreement.

NOTE 9 – SUBSEQUENT EVENTS

On April 11, 2014 the Company entered into a Binding Letter of Intent (“LOI”) to acquire A1 Vapors, Inc. a product development and marketing firm catering to the electronic vapour cigarette industry. Under the terms of the LOI the Company will purchase all of the issued and outstanding capital stock of A1 pursuant to a definitive agreement to be entered into between the parties. Consideration for the purchase will be approximately 21 million restricted shares of the Company’s common stock. The closing date is expected to be on or before May 31, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of FreeButton, Inc.’s (the “Company”, “FreeButton, “we”, “us” and “our”) financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in “Item 1. Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

As previously reported in our Current Report on Form 8-K filed with the SEC on March 28, 2014, on March 5, 2014, the Company and Media Rhythm entered into an Asset Purchase Agreement (the “Agreement”), whereby the Company sold, transferred and assigned to Media Rhythm all of the assets, rights and interests owned by the Company related to its marketing and advertising business that primarily caters to sports media such as magazines and websites, including all business names, trade names, logos, copyrights, trademarks and other intellectual property related thereto (the “Assets”). In consideration of the Company’s sale of the Assets, Media Rhythm executed and delivered to the Company a Cancellation and Termination of Promissory Note (the “Note Cancellation”), thereby relieving the Company of all obligations pursuant to the Promissory Note issued by the Company on July 11, 2013 in the principal amount of $420,000, as described above.

The foregoing description of the disposition of the Assets does not purport to be complete and is qualified in its entirety by reference to the full text of the Note Cancellation, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

As reported in our Current Report on Form 8-K filed with the SEC on October 25, 2013 (the “October Form 8-K”), on October 22, 2013, the Company entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Rivalfly National Network, LLC (“Rivalfly”), whereby the Company granted exclusive distribution rights to Rivalfly for its game platform for an initial term of five (5) years. Additionally, as reported in the October Form 8-K, under the terms of the Distribution Agreement, Rivalfly was to be issued up to 25,512,500 shares (the “Maximum Issuance”) of the Company’s common stock (the “Shares”), issuable in increments upon the Company achieving certain milestones as more fully set forth in the Distribution Agreement. More specifically, Rivalfly was to be issued: (i) 4,000,000 Shares upon securing a subdistribution agreement with Game Exchange of Colorado, Inc.; (ii) 4,000,000 Shares upon the Company’s completion of a successful test phase for its game platform; and (iii) 1,000,000 Shares for every 1,000 paying customers sourced by Rivalfly.

On February 7, 2014, the Distribution Agreement between Rivalfly and FreeButton, and the related Stock Purchase Agreement, was terminated pursuant to that certain Cancellation and Termination of Stock Purchase Agreement and Exclusive Distribution Agreement entered into between the Company and Rivalfly (the “Termination Agreement”). Following the termination of the Distribution Agreement, neither party has any obligations under the Distribution Agreement.

The foregoing description of the termination of the Distribution Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Termination Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference

As reported in our Current Report on Form 8-K filed with the SEC on May 14, 2014, on April 11, 2014 the Company entered into a Binding Letter of Intent (“LOI”) to acquire A1 Vapors, Inc. a product development and marketing firm catering to the electronic vapour cigarette industry. Under the terms of the LOI the Company will purchase all of the issued and outstanding capital stock of A1 pursuant to a definitive agreement to be entered into between the parties. Consideration for the purchase will be approximately 21 million restricted shares of the Company’s common stock. The closing date is expected to be on or before May 31, 2014. The foregoing description of the LOI does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Plan of Operations

Prior to the period covered by this Quarterly Report on Form 10-Q, we launched one product, VideoStakes.

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

Results of Operation

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

We did not generate any revenue during the quarter ended March 31, 2014, and have not generated any revenue since inception on November 27, 2006. Total expenses for the quarter ended March 31, 2014 were $28,347 resulting in an operating loss of $28,347 as compared to total expenses of $88,227 resulting in an operating loss of $88,227 for the quarter ended March 31, 2013. The decrease in total expenses relates to the executive management team electing to not take management fees as well as more efficiently managing professional fees and marketing expenses. The operating loss for the quarter ended March 31, 2014, is a result of office and general expenses in the amount of $8,172, management fees of $2,300, marketing expenses of $396 and professional fees in the amount of $17,479 compared to office and general expenses in the amount of $22,836, management fees of $33,000, marketing expenses of $10,657 and professional fees in the amount of $21,824 for the quarter ended March 31, 2013. The decrease in each of office and general expenses, management fees, marketing expenses and professional fees relates to the executive management team electing to not take management fees as well as more efficiently managing professional fees and marketing expenses. For the quarter ended March 31, 2014, we incurred a loan interest of $6,372 as compared to loan interest of $3,206 for the quarter ended March 31, 2013. The increase in loan interest relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 2012 as discussed above and as reported in the August 2012 Form 8-K.

Capital Resources and Liquidity

As of March 31, 2014, we had $2,077 of cash as compared to $85,906 of cash for the year ended December 31, 2013. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $562,770. As of March 31, 2014, the Company has a working capital deficit of $374,170.

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

Our management, including our principal executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of March 31, 2014, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2014, the following material weaknesses existed:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1-31, 2014	0	N/A	N/A	N/A
February 1-28, 2014	100,000 (1)	$0.25	N/A	N/A
March 1-31, 2014	0	N/A	N/A	N/A
Total	100,000	$0.25	N/A	N/A

(1) These shares were not repurchased in connection with a publicly-announced plan or program and were repurchased by the Company from various investors who previously purchased the shares from the Company in connection with a private purchase memorandum as discussed in Note 3 to the accompanying financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

On April 11, 2014 the Company entered into the LOI to acquire A1 Vapors, Inc. a product development and marketing firm catering to the electronic vapour cigarette industry. Under the terms of the LOI the Company will purchase all of the issued and outstanding capital stock of A1 pursuant to a definitive agreement to be entered into between the parties. Consideration for the purchase will be approximately 21 million restricted shares of the Company’s common stock. The closing date is expected to be on or before May 31, 2014. The foregoing description of the LOI does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of FreeButton, Inc. as filed with the Secretary of State of Nevada, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on May 5, 2008.

3.2	By-Laws of FreeButton, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on May 5, 2008.

3.3	Corrected Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 5, 2012.

4.1	Form of Promissory Note, issued by the Company in favor of the holders thereof, , incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on April 16, 2013.

10.1(1)	Asset Purchase Agreement between the Company and Media Rhythm Group, Inc. dated March 5, 2014.

10.2*	Cancellation and Termination of Stock Purchase Agreement and Exclusive Distribution Agreement, dated February 7, 2014, by and between the Company and Rivalfly National Network.

10.3*	Binding Letter of Intent between the Company and A1 Vapors Inc. effective April 11, 2014.

31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Temporary Hardship Exemption

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

*Filed herewith

** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FreeButton, Inc.

Dated: May 14, 2014	By:	/s/ James Edward Lynch, Jr.
James Edward Lynch, Jr. President, Chief Executive Officer and Secretary (Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

