Form 10-Q/A
period 2014-03-31
FREEBUTTON, INC.
filed 2014-05-19
CIK 1432290

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment No.”) amends the Quarterly Report of FreeButton, Inc. on Form 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission on May 15, 2014.  This Amendment No. 1 is being filed for the purpose of correcting certain errors in our Financial Statements and amending related disclosure in the section titled Management’s Discussion and Analysis of Financial Condition.  Additionally, this Amendment No. 1 is being filed to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREEBUTTON, INC.

(Formerly Secured Window Blinds, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

March 31, 2014

BALANCE SHEETS	Pg. 5

STATEMENTS OF OPERATIONS	Pg. 6

STATEMENTS OF CASH FLOWS	Pg. 7

NOTES TO FINANCIAL STATEMENTS	Pg. 8

FREEBUTTON, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$2,077	$85,906

TOTAL CURRENT ASSETS	2,077	85,906

FIXED ASSETS
Office Equipment, Net	2,227	3,101

OTHER ASSETS
Web Development Costs	18,845	18,845

TOTAL OTHER ASSETS	18,845	18,845

TOTAL ASSETS	$23,149	$107,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,981	$39,241
Convertible Promissory Notes (Note 5)	337,266	315,240
Other liability	–	71,750

TOTAL CURRENT LIABILITIES	376,247	426,231

TOTAL LIABILITIES	376,247	426,231

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 33,807,000 shares of common stock (December 31, 2013 –33,807,000 )	33,807	33,807
Additional paid-in capital	175,865	175,865
Deficit accumulated during the development stage	(562,770)	(528,051)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(353,098)	(318,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,149	$107,852

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	November 27, 2006 (inception) to March 31, 2014

REVENUE	$–	$–	$5,000

EXPENSES
Office and general	$8,172	$22,836	$140,082
Management fee	2,300	33,000	179,800
Marketing expenses	396	10,567	40,399
Professional fees	17,479	21,824	187,533

TOTAL EXPENSES	(28,347)	(88,227)	(547,814)

NET OPERATING LOSS	(28,347)	(88,227)	(542,814)

OTHER INCOME (EXPENSES)
Exchange loss	–	–	(620)
Loan interest	(6,372)	(3,206)	(33,154)
Gain (loss) on debt settlement	–	–	10,000

TOTAL OTHER INCOME (EXPENSES)	(6,372)	(3,206)	(23,774)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(34,719)	(91,433)	(566,588)

DISCONTINUED OPERATIONS
Gain from operations of Media Rhythm	–	–	3,818

NET LOSS	$(34,719)	$(91,433)	$(562,770)

BASIC LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)
BASIC LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	33,807,000	33,340,422

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	November 27, 2006 (date of inception) to March 31, 2014

OPERATING ACTIVITIES
Net loss for the period	$(34,719)	$(91,433)	$(562,770)
Gain(loss) from discontinued operations	–	–	3,818
Loss from continuing operating	(34,719)	(91,433)	(558,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement		–	(10,000)
Depreciation expenses	203	203	1,324
Common stock issued for service	–	4,430	4,430
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables and accrued liabilities	(259)	7,952	45,417
Increase (decrease) in other liability	(71,750)	–	–

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(106,525)	(78,848)	(517,781)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	–	–	3,719
NET CASH USED IN OPERATING ACTIVITIES	(106,525)	(132,833)	(514,602)

INVESTING ACTIVITIES
Furniture and Equipment	670	–	(3,452)
Web development costs and acquisitions	–	–	(18,845)
NET CASH USED IN INVESTING ACTIVITIES	670	–	(22,297)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	–	25,000	150,500
Proceed from issuance of convertible promissory note	22,026	38,500	337,266
Proceeds from related parties	–	–	50,670

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,026	63,500	538,436

NET INCREASE (DECREASE) IN CASH	(83,829)	(15,348)	2,077

CASH, BEGINNING	85,906	21,674	–

CASH, ENDING	$2,077	$6,326	$2,077

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

Non-cash investing and financing activities
Promissory note issued for assets and business acquisition	$–		371,895
Common stock issued for service	$–	$4,430	4,430
Debt forgiveness of related party	$–	$–	$54,742

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

Results of Operation

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

We did not generate any revenue during the quarter ended March 31, 2014, and have not generated any revenue since inception on November 27, 2006. Total expenses for the quarter ended March 31, 2014 were $28,347 resulting in an operating loss of $28,347 as compared to total expenses of $88,227 resulting in an operating loss of $88,227 for the quarter ended March 31, 2013. The decrease in total expenses relates to the executive management team electing to not take management fees as well as more efficiently managing professional fees and marketing expenses. The operating loss for the quarter ended March 31, 2014, is a result of office and general expenses in the amount of $8,172, management fees of $2,300, marketing expenses of $396 and professional fees in the amount of $17,479 compared to office and general expenses in the amount of $22,836, management fees of $33,000, marketing expenses of $10,567 and professional fees in the amount of $21,824 for the quarter ended March 31, 2013. The decrease in each of office and general expenses, management fees, marketing expenses and professional fees relates to the executive management team electing to not take management fees as well as more efficiently managing professional fees and marketing expenses. For the quarter ended March 31, 2014, we incurred a loan interest of $6,372 as compared to loan interest of $3,206 for the quarter ended March 31, 2013. The increase in loan interest relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 2012 as discussed above and as reported in the August 2012 Form 8-K.

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

*Filed herewith

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FreeButton, Inc.

Dated: May 19, 2014	By:	/s/ James Edward Lynch, Jr.
James Edward Lynch, Jr. President, Chief Executive Officer and Secretary (Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

