Form 10-Q
period 2014-06-30
FREEBUTTON, INC.
filed 2014-08-14
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 12, 2014, the registrant had 33,844,260 shares of common stock, $0.001 par value, outstanding.

1

FREEBUTTON, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2014

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREEBUTTON, INC.

FINANCIAL STATEMENTS

(Unaudited)

June 30, 2014

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF CASH FLOWS	7

NOTES TO FINANCIAL STATEMENTS	8

FREEBUTTON, INC.

BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$46,471	$85,906

TOTAL CURRENT ASSETS	46,471	85,906

FIXED ASSETS
Office Equipment, Net	2,024	3,101

OTHER ASSETS
Web Development Costs	18,845	18,845

TOTAL OTHER ASSETS	18,845	18,845

TOTAL ASSETS	$67,340	$107,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,689	$39,241
Convertible Promissory Notes (Note 5)	354,095	315,240
Other liability	–	71,750

TOTAL CURRENT LIABILITIES	400,784	426,231

TOTAL LIABILITIES	400,784	426,231

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
33,844,260 shares of common stock (December 31, 2013 –33,807,000 )	33,844	33,807
Additional paid-in capital	178,113	175,865
Subscription receivable	50,000	–
Deficit accumulated during the development stage	(595,401)	(528,051)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(333,444)	(318,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$67,340	$107,852

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

REVENUE	$–	$–	$–	$–

EXPENSES
Office and general	$12,813	$33,440	$20,985	$56,276
Management fees	–	22,500	2,300	55,500
Marketing expenses	75	5,790	471	16,357
Professional fees	12,915	4,488	30,394	26,312

TOTAL EXPENSES	(25,803)	(66,218)	54,150	(154,445)

NET OPERATING LOSS:	(25,803)	(66,218)	(54,150)	(154,445)

OTHER INCOME (EXPENSES)
Exchange loss	–	–	–	–
Loan interest	(6,827)	(4,511)	(13,200)	(7,717)
Gain (loss) on debt settlement	–	–	–	–

TOTAL OTHER INCOME (EXPENSES)	(6,827)	(4,511)	(13,200)	(7,717)
LOSS FROM CONTINUING OPERATIONS	(32,630)	(70,729)	(67,350)	(162,162)

DISCONTINUED OPERATIONS
Gain from operations of Media Rhythm	–	–	–	–

NET LOSS FOR THE YEAR	$(32,630)	$(70,729)	$(67,350)	$(162,162)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	33,844,260	33,407,000	33,844,260	33,373,895

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2014	Six months ended June30, 2013

OPERATING ACTIVITIES
Net loss for the period	$(67,350)	$(162,162)
Gain(loss) from discontinued operations	–	–
Loss from continuing operating	(67,350)	(162,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement		–
Depreciation expenses	407	407
Common stock issued for service	–	4,430
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables and accrued liabilities	7,448	7,610
Increase (decrease) in other liability	(71,750)	(1,344)

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(131,245)	(151,059)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	–	–
NET CASH USED IN OPERATING ACTIVITIES	(128,960)	(151,059)

INVESTING ACTIVITIES
Furniture and Equipment (purchases) and disposals	670	–
Web development costs and acquisitions	–	–
NET CASH USED IN INVESTING ACTIVITIES	670	–

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	2,285	25,000
Proceeds from subscription receivable	50,000	–
Proceed from issuance of convertible promissory note	38,855	107,000
Proceeds from related parties	–	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	91,140	132,000

NET INCREASE (DECREASE) IN CASH	(39,435)	(19,059)

CASH, BEGINNING	85,906	21,674

CASH, ENDING	$46,471	$2,615

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities
Promissory note issued for assets and business acquisition	$–	–
Common stock issued for service	$–	$4,430
Debt forgiveness of related party	$–	$–

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 2014

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $595,401. As at June 30, 2014, the Company has a working capital deficit of $354,313. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of June 30, 2014 the Company has issued 150,000,000 shares founders shares at $0.0000667 per share for net proceeds of $10,000 to the Company and 9,300,000 shares private placement shares at $0.001666 per share for net proceeds of $15,500 and 100,000 shares private placement shares at $0.025 per share for net proceeds of $25,000 to the Company and 500,000 shares private placement shares at $0.25 per share for net proceeds of $125,000 to the Company and 200,000 shares private placement shares at $0.50 per share for net proceeds to the Company of $50,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Segmented Reporting

Financial Accounting Standards Board (“FSAB”) Accounting Standard Codification (“ASC”) 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

FASB Statement Number 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

FREEBUTTON, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 2014

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. Accumulated depreciation to date on office equipment is $1,428.

Website Development Costs/Domain Names

The Company accounts for its Development Costs in accordance with FASB ASC-350-50, “Accounting for Website Development Costs.” The Company’s website comprises multiple features and offerings that are currently developed with on-going refinements. In connection with the development of its products, the Company has incurred external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology directly involved in the development. All hardware costs are capitalized as fixed assets. Purchased software will be capitalized in accordance with FASB ASC codification 350-50-25 related to accounting for the costs of computer software developed or obtained for internal use. All other costs are reviewed to determine whether they should be capitalized or expensed.

Pursuant to FASB ASC 360, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. Domain names are generally not amortized. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

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

FREEBUTTON, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows FASB ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. On February 25, 2013, the Board of Directors of the Company adopted a new equity incentive award plan, named the FreeButton, Inc. 2013 Equity Incentive Award Plan (the “2013 Plan”), which has been approved by a majority, or approximately 65% of outstanding shareholders of the Company on February 25, 2013.The new plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock and restricted stock units can be awarded. The 2013 Plan’s initial share reservation will be 3,500,000 shares. The term of the plan is for 10 years from the date of its adoption. As of June 30, 2014 the Company has issued 39,640 common shares.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of June 30, 2014.

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

FREEBUTTON, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 2014

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT (continued)

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

On May 27, 2014, the Company received $50,000 in Subscription receivables to issue 100,000 common shares through a private placement at $0.50 per share.

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

On June 25, 2013 the Company issued under the 2013 Plan a total of 32,640 common shares to two individuals. Total value received for services rendered was $2,285.

FREEBUTTON, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 2014

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

On December 31, 2013 the Company paid shareholders loan in the amount of $4,072 owed to the President of the Company. The amounts due to the related party, was unsecured and non- interest-bearing with no set terms of repayment.

During the period ended June 30, 2014, the Company paid $2,300 in management fees.

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

FREEBUTTON, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 2014

NOTE 5 – CONVERTIBLE PROMISSORY NOTE (continued)

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

On March 11, 2014 the Company signed a consolidated and extension of the Company’s Promissory Notes. The New total amount of the combined Promissory Note is $307,266.26 (Promissory Note of $285,240.26 dated November 4, 2013 and Promissory Note of $22,026 dated February 28, 2014) with an interest rate of 8% and maturity date of August 28, 2014. . The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $1,000,000 at a differing price. In the event the Company does not pay the outstanding balance by August 28, 2014, the interest rate of the Promissory Note increases to 12% per annum.

FREEBUTTON, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 2014

NOTE 5 – CONVERTIBLE PROMISSORY NOTE (continued)

On June 20, 2014 the Company signed a Convertible Promissory Note for $16,828.56, with an interest rate of 8% with a maturity date of December 20, 2014. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $152,000 at a differing price.

The conversion of the Promissory Note(s) is contingent upon an “Event Default” and the Promissory Note is not currently convertible. If the Promissory Note does become convertible the non-cash expense to the Company is dependent on the trading value of the Company’s stock on the day of conversion and the $0.10 conversion price. The estimated non-cash expense if the Promissory note had been converted as of June 30, 2014 would have been $1,782,144.

NOTE 6 – ASSET AND BUSINESS ACQUISITION

Media Rhythm Group, Inc.

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

A1 Vapors, Inc.

On April 11, 2014 FreeButton, Inc., announced that it has entered into a non-binding Letter of Intent (“LOI”) to acquire A1 Vapors, Inc.(“A1 Vapors”) a product development and marketing firm catering to the electronic vapour cigarette industry. Under the terms of the LOI FreeButton will purchase all of the assets of A1 Vapors. Consideration for the purchase will be approximately 21 million restricted shares of Freebutton common stock. On May 23, 2014 FreeButton entered into an exchange agreement (the “Exchange Agreement”) with A1 Vapors. Under the terms of the Exchange Agreement, the shareholders of A1 Vapors will receive 21,000,000 newly-issued shares of FreeButton’s Common Stock in exchange for all of A1 Vapor’s outstanding Common Stock. Upon completion of the proposed transaction, A1 will become a wholly-owned subsidiary of FreeButton. The closing date is expected to be on or before September 30, 2014. The proposed acquisition will be treated as a recapitalization of the Company with Al Vapors as the accounting acquirer in accordance with the Reverse Merger rules. As a result of the proposed consummation of the Share Exchange Agreement A1 Vapors will become a wholly-owned subsidiary of the Company and the electronic vapour cigarette industry will become the primary business of the company.

FREEBUTTON, INC. NOTES TO FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 2014

NOTE 7 – DISCONTINUED OPERATIONS

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

On April 25, 2014 with the consent of both parties the Distribution Agreement between Rivalfly and FreeButton has been terminated. There are no obligations to either party with termination of the Agreement.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014 21,000,000 shares were returned to the Company in anticipation of the acquisition of A1 Vapors, Inc. The closing date of the acquisition is expected to be on or before September 30, 2014.

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

As reported on Form 8-K filed with the SEC on October 25, 2013 (the “October Form 8-K”), on October 22, 2013, the Company entered into an Exclusive Distribution Agreement (the “Distribution Agreement”) with Rivalfly National Network, LLC (“Rivalfly”), whereby the Company granted exclusive distribution rights to Rivalfly for its game platform for an initial term of five (5) years. Additionally, as reported in the October Form 8-K, under the terms of the Distribution Agreement, Rivalfly was to be issued up to 25,512,500 shares (the “Maximum Issuance”) of the Company’s common stock (the “Shares”), issuable in increments upon the Company achieving certain milestones as more fully set forth in the Distribution Agreement. More specifically, Rivalfly was to be issued: (i) 4,000,000 Shares upon securing a subdistribution agreement with Game Exchange of Colorado, Inc.; (ii) 4,000,000 Shares upon the Company’s completion of a successful test phase for its game platform; and (iii) 1,000,000 Shares for every 1,000 paying customers sourced by Rivalfly.

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

The foregoing description of the termination of the Distribution Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Termination Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference

As reported in our Form 8-K file with the SEC on May 14, 2014, on April 11, 2014 the Company entered into a Binding Letter of Intent (“LOI”) to acquire A1 Vapors, Inc. a product development and marketing firm catering to the electronic vapour cigarette industry. Under the terms of the LOI the Company will purchase all of the issued and outstanding capital stock of A1 pursuant to a definitive agreement to be entered into between the parties. Consideration for the purchase will be approximately 21 million restricted shares of the Company’s common stock. As reported in our Current Report on Form 8-k filed on May 27, 2014, on May 23, 2014 FreeButton entered into an exchange agreement (the “Exchange Agreement”) with A1 Vapors. Under the terms of the Exchange Agreement, the shareholders of A1 Vapors will receive 21,000,000 newly-issued shares of FreeButton’s Common Stock in exchange for all of A1 Vapor’s outstanding Common Stock. Upon completion of the proposed transaction, A1 will become a wholly-owned subsidiary of FreeButton. The closing date is expected to be on or before September 30, 2014. The foregoing description of the LOI does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Results of Operation

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

We did not generate any revenue during the quarter ended June 30, 2014, and have generated minimal revenues since inception on November 27, 2006. Total expenses for the quarter ended June 30, 2014 were $32,630 resulting in an operating loss of $32,630 as compared to total expenses of $70,729 resulting in an operating loss of $70,729 for the quarter ended June 30, 2013. The decrease in total expenses relates to the executive management team electing to not take management fees as well as more efficiently managing professional fees and marketing expenses. The operating loss for the quarter ended June 30, 2014, is a result of office and general expenses in the amount of $12,813, marketing expenses of $75 and professional fees in the amount of $12,915 compared to office and general expenses in the amount of $33,440, management fees of $22,500, marketing expenses of $5,790 and professional fees in the amount of $4,488 for the quarter ended June 30, 2013. The decrease in each of office and general expenses, management fees, marketing expenses and professional fees relates to the executive management team electing to not take management fees as well as more efficiently managing and marketing expenses. The increase in professional fees is due to the increase in legal fees in preparing filing documentation. For the quarter ended June 30, 2014, we incurred a loan interest of $6,827 as compared to loan interest of $4,511 for the quarter ended June 30, 2013. The increase in loan interest relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 2012 as discussed above and as reported in the August 2012 Form 8-K.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

We did not generate any revenue during the six month period ended June 30, 2014, and have not generated any revenue since inception on November 27, 2006. Total expenses for the six month period ended June 30, 2014 were $67,350 resulting in an operating loss of $67,350 as compared to total expenses of $162,162 resulting in an operating loss of $162,162 for the six month period ended June 30, 2013. The decrease in total expenses relates to the executive management team electing to not take management fees as well as more efficiently managing professional fees and marketing expenses. The operating loss for the six month period ended June 30, 2014, is a result of office and general expenses in the amount of $20,985, management fees of $2,300, marketing expenses of $471 and professional fees in the amount of $30,394 compared to office and general expenses in the amount of $56,276, management fees of $55,500, marketing expenses of $16,357 and professional fees in the amount of $26,312 for the six month period ended June 30, 2013. The decrease in each of office and general expenses, management fees, and marketing expenses relates to the executive management team electing to not take management fees as well as more efficiently managing marketing expenses. The increase in professional fees is due to the increase in legal fees in preparing filing documentation. For the six month period ended June 30, 2014, we incurred a loan interest of $13,200 as compared to loan interest of $7,717 for the six month period ended June 30, 2013. The increase in loan interest relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 2012 as discussed above and as reported in the August 2012 Form 8-K.

Capital Resources and Liquidity

As of June 30, 2014, we had $46,471 of cash as compared to $85,906 of cash for the year ended December 31, 2013. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $595,401. As of June 30, 2014, the Company has a working capital deficit of $333,444.

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

We expect to incur product development, marketing and professional and administrative expenses as well expenses associated with maintaining our SEC filings, however, we do not have any material capital expenditures planned at this time. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties.

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

Our management, including our principal executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of June 30, 2014, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2014, the following material weaknesses existed:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the six month period ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1-31, 2014	0	N/A	N/A	N/A
February 1-28, 2014	100,000 (1)	$0.25	N/A	N/A
March 1-31, 2014	0	N/A	N/A	N/A
April 1-30, 2014	0	N/A	N/A	N/A
May 1 – 31, 2014	100,000 (1)	$0.50	N/A	N/A
June 1 – 30, 2014	0	N/A	N/A	N/A
Total	200,000	$0.375	N/A	N/A

(1) These shares were not repurchased in connection with a publicly-announced plan or program and were repurchased by the Company from various investors who previously purchased the shares from the Company in connection with a private purchase memorandum as discussed in Note 3 to the accompanying financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

On April 11, 2014 the Company entered into the LOI to acquire A1 Vapors, Inc. a product development and marketing firm catering to the electronic vapour cigarette industry. Under the terms of the LOI the Company will purchase all of the issued and outstanding capital stock of A1 pursuant to a definitive agreement to be entered into between the parties. Consideration for the purchase will be approximately 21 million restricted shares of the Company’s common stock. As reported in our Current Report on Form 8-k filed on May 27, 2014, on May 23, 2014 FreeButton entered into an exchange agreement (the “Exchange Agreement”) with A1 Vapors. Under the terms of the Exchange Agreement, the shareholders of A1 Vapors will receive 21,000,000 newly-issued shares of FreeButton’s Common Stock in exchange for all of A1 Vapor’s outstanding Common Stock. Upon completion of the proposed transaction, A1 will become a wholly-owned subsidiary of FreeButton. The closing date is expected to be on or before September 30, 2014. The foregoing description of the LOI does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of FreeButton, Inc. as filed with the Secretary of State of Nevada, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on May 5, 2008.

3.2	By-Laws of FreeButton, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on May 5, 2008.

3.3	Corrected Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 5, 2012.

4.1	Form of Promissory Note, issued by the Company in favor of the holders thereof, , incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on April 16, 2013.

10.1(1)	Asset Purchase Agreement between the Company and Media Rhythm Group, Inc. dated March 5, 2014.

10.2*	Cancellation and Termination of Stock Purchase Agreement and Exclusive Distribution Agreement, dated February 7, 2014, by and between the Company and Rivalfly National Network.

10.3*	Binding Letter of Intent between the Company and A1 Vapors Inc. effective April 11, 2014.

10.4*	Exchange Agreement between the Company and A1 Vapors Inc. effective May 23, 2014.

31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Temporary Hardship Exemption

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

*Filed herewith

**To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FreeButton, Inc.

Dated: August 14, 2014	By:	/s/ James Edward Lynch, Jr.
James Edward Lynch, Jr.
President, Chief Executive Officer and Secretary
(Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

