Form 10-Q/A
period 2014-06-30
FREEBUTTON, INC.
filed 2014-08-18
CIK 1432290

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 14, 2014.

2

 PART II

OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit Number	Description

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

FreeButton, Inc.

Dated: August 18, 2014	By:	/s/ James Edward Lynch, Jr.
James Edward Lynch, Jr.
President, Chief Executive Officer and Secretary
(Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)