Form 10-Q
period 2014-09-30
FREEBUTTON, INC.
filed 2014-12-16
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of December 15, 2014, the registrant had 33,844,260 shares of common stock, $0.001 par value, outstanding.

FREEBUTTON, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2014

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREEBUTTON, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014

CONDENSED CONSOLIDATED BALANCE SHEETS	5

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	8

FREEBUTTON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$60,908	$3,856
Accounts receivable	–	2,067
Inventory	15,395	24,757

TOTAL CURRENT ASSETS	76,303	30.680

OTHER ASSETS	4,193	4,193

TOTAL ASSETS	$80,496	$34,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$49,606	$1,560
Convertible Promissory Notes (Note 6)	354,095	–
Related Party Loans	42,894	31,186

TOTAL CURRENT LIABILITIES	446,595	32,746

TOTAL LIABILITIES	446,595	32,746

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
33,844,260 shares of common stock (December 31, 2013 –500)	33,844	500
Additional paid-in capital	–	(500)
Subscription receivable	83,650	–
Deficit accumulated during the development stage	(483,594)	2,127

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(366,099)	2,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,496	$34,873

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
REVENUE
Net sales	$71,765	$71,538	$191,534	$155,284
Cost of goods sold	(18,552)	(28,483)	(62,460)	(78,842)

GROSS PROFITS	53,213	43,055	129,074	76,442

EXPENSES
Selling, general & administrative	$75,714	$25,419	$170,631	$50,386

TOTAL EXPENSES	(75,714)	(25,419)	(170,631)	(50,386)

NET OPERATING PROFIT (LOSS):	(22,501)	17,636	(41,557)	26,056

OTHER INCOME (EXPENSES)
Other income	–	–	3,400	–
Loan interest	(10,639)	–	(10,639)	–
Gain (loss) on debt settlement	5,700	–	5,700	–

TOTAL OTHER INCOME (EXPENSES)	(4,939)	–	(1,539)	–

NET INCOME (LOSS)	$(27,440)	$17,636	$(43,096)	$26,056

BASIC PROFIT (LOSS) PER COMMON SHARE	$(0.00)	$35.27	$(0.00)	$52.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	33,844,260	500	33,844,260	500

The accompanying notes are an integral part of these financial statements.

FREEBUTTON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
OPERATING ACTIVITIES
Net income (loss) for the period	$(43,096)	$26,056
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	2,067	–
Inventory	9,362	(48,490)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables and accrued liabilities	8,005	–
Increase (decrease) in other liability	9,593	(4,194)

NET CASH USED IN OPERATING ACTIVITIES	(14,069)	(26,628)

NET CASH USED IN INVESTING ACTIVITIES
Cash assumed from share exchange agreement	36,613	–

NET CASH USED IN INVESTING ACTIVITIES	36,613	–

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from subscription receivable	22,800	–
Proceeds from related parties	11,708	28,681

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,508	28,681

NET INCREASE (DECREASE) IN CASH	57,052	(2,053)

CASH, BEGINNING	3,856	254

CASH, ENDING	$60,908	$2,307

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities
Promissory note issued for assets and business acquisition	$–	$–
Common stock issued for service	$–	$–
Debt forgiveness of related party	$–	$–

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

Freebutton, Inc. is now a product development and marketing company catering to the electronic vapour cigarette and accessories industry.

On August 14, 2014, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) which resulted in a Reverse Takeover with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 21,000,000 shares of common stock to all the stockholders of A-1 Vapors,, Inc., a Florida corporation (“A-1 Vapors”), incorporated in the State of Florida, on April 26, 2012. The acquisition has been treated as a recapitalization of Freebutton, Inc. with A-1 Vapors, Inc. as the accounting acquirer in accordance with the Reverse Merger rules. As a result of the consummation of the Share Exchange Agreement A-1 Vapors became a wholly-owned subsidiary of the Company and the electronic cigarette business of A-1 Vapors is now the primary business of the Company.

Going concern

To date the Company has generated revenues from its business operations and has incurred operating losses since inception of $483,594. As at September 30, 2014, the Company has a working capital deficit of $385,687. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on increasing sales and raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Comprehensive Loss

FASB Statement Number 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Revenue Recognition

It is our policy that revenues are recognized in accordance with ASC 605-10.  Under ASC 605-10, product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. Revenue is recognized at the point of sale for in person purchases and upon shipping for Internet sales.

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

Principles of consolidation

The Company consolidates its 100% owned subsidiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation”.  All intercompany transactions and balances have been eliminated.

Inventory

We value our inventories at the lower of cost, determined on a first-in, first-out method, or market value. Our inventory consists solely of finished goods. We review inventories on hand at least quarterly and record provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and obsolete finished product.

Stock-based Compensation

The Company follows FASB ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. No stock-based compensation have been issued as of September 30, 2014.

Advertising Costs

The Company accounts for advertising costs in accordance with provisions in ASC 720-35-25 which states that advertising costs can be expensed as incurred or the first time the advertising takes place.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of September 30, 2014.

-	Common stock $0.001 par value: 75,000,000 shares authorized: 33,844,260 shares issued and outstanding.

On August 14, 2014, 21,000,000 shares were returned to the Company in anticipation of the acquisition of A1 Vapors, Inc.

On August 14, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 21,000,000 shares of common stock to all the stockholders of A-1 Vapors, Inc., a Florida corporation (“A-1 Vapors”).

As a result of the Reverse Merger with A-1 Vapors, Inc. and Freebutton, Inc. carried forward 12,844,260 commons shares, and subscription receivable representing 272,336 common shares valued at $342,231 in net liabilities assumed of Freebutton, Inc. prior to August 14, 2014. The net liabilities consisted of $36,613 in cash, $24,749 in accrued liabilities and $354,095 in promissory notes and $24,749 in accrued liabilities.

On August 14, 2014, the Company converted $10,851 of debt in Subscription receivables to issue 72,336 common shares through a debt conversion agreement at $0.15 per share.

On September 25, 2014, the Company received $22,800 in Subscription receivables to issue 152,000 common shares through a private placement at $0.15 per share.

Subsequent to the period on October 6, 2014, the Company received $$27,200 in Subscription receivables to issue 181,333 common shares through a private placement at $0.15 per share.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

As of the period ending September 30, 2014, the CEO has advanced $38,358 and the COO has advanced $4,536 to the Company. The advances are unsecured, non-interest bearing and are payable on demand.

Management Contracts

On August 15, 2014 A-1 Group, Inc., (the “Company”) signed an initial two (2) year Employment Agreement with it Chief Executive Officer. The Company has agreed to a salary of $3,500 per month starting September 1, 2014 and a lump sum signing bonus of $10,000 due on August 29, 2014.

On August 15, 2014 A-1 Group, Inc., (the “Company”) signed an initial two (2) year Employment Agreement with it Chief Operating Officer. The Company has agreed to a salary of $3,500 per month starting September 1, 2014.

During the nine month period ending September 30, 2014, the Company accrued $17,000 in management fees of which $3,500 had been paid as of September 30, 2014. The remaining outstanding balance of $13,500 was paid subsequent to the period in October 2014.

NOTE 5 – COMMITMENTS

The Company began leasing kiosk space in greater Miami in 2013 and run through 2015. At September 30, 2014, contractual obligations were as follows:

•	Period beginning October 1, 2014 to December 31, 2014 - Rent Obligations - $27,327
•	Period ending December 31, 2015 – Rent Obligations - $39,125

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

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

NOTE 6 – CONVERTIBLE PROMISSORY NOTE (continued)

On March 11, 2014 the Company signed a consolidated and extension of the Company’s Promissory Notes. The New total amount of the combined Promissory Note is $307,266 with an interest rate of 8% and maturity date of August 28, 2014. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $1,000,000 at a differing price. In the event the Company does not pay the outstanding balance by August 28, 2014, the interest rate of the Promissory Note increases to 12% per annum. The promissory note is in default and the 12% interest rate is in effect.

On June 20, 2014 the Company signed a Convertible Promissory Note for $16,828, with an interest rate of 8% with a maturity date of December 20, 2014. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $152,000 at a differing price.

The conversion of the Promissory Note(s) is contingent upon an “Event Default” and the Promissory Note is not currently convertible. If the Promissory Note does become convertible the non-cash expense to the Company is dependent on the trading value of the Company’s stock on the day of conversion and the $0.10 conversion price. The estimated non-cash expense if the Promissory notes had been converted as of September 30, 2014 would have been $678,735.

NOTE 7 – ASSET AND BUSINESS ACQUISITION

A1 Vapors, Inc. – Share Exchange Agreement

On August 14, 2014 FreeButton entered into an exchange agreement (the “Exchange Agreement”) with A1 Vapors, Inc. Under the terms of the Exchange Agreement, the shareholders of A1 Vapors, Inc. received 21,000,000 newly-issued shares of FreeButton’s Common Stock in exchange for all of A1 Vapor’s outstanding Common Stock. A1 Vapors, Inc. has become a wholly-owned subsidiary of FreeButton. The acquisition has been treated as a recapitalization of the Company with Al Vapors as the accounting acquirer in accordance with the Reverse Merger rules. As a result of the proposed consummation of the Share Exchange Agreement A1 Vapors, Inc. will become a wholly-owned subsidiary of the Company and the electronic vapour cigarette industry will become the primary business of the company.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the period on October 6, 2014, the Company received $$27,200 in Subscription receivables to issue 181,333 common shares through a private placement at $0.15 per share.

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

Business Overview

We are an electronic cigarette company with Internet sales and kiosk locations in the greater Miami area through our fully owned subsidiary A1 Vapors, Inc. A1 Vapors is a product development and marketing company catering to the electronic vapor cigarette and accessories industry. A1 Vapors offers a variety of options to choose from to appeal to all smokers including a diverse selection of devices and flavors.

“Electronic cigarettes” or “e-cigarettes” and “vaporizers” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction are comprised of three functional components:

•	A mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;
•	The heating element that vaporizes the liquid nicotine so that it can be inhaled; and
•	The electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED which illuminates to indicate use.

When a user draws air through the electronic cigarette and or vaporizer, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece/cartridge, the solution is then vaporized and it is this vapor that is inhaled by the user. The cartridge contains either a nicotine solution or a nicotine free solution, either which may be flavored.

The Company was engaged in the business of operating sweepstakes websites featuring free giveaways of premier consumer products to users who participated in online games. Prior to this the Company was offering window blind system products and ceased such operation upon the consummation of a change of control of the Company in August 2012. Since August 2012, and until mid-August 2014, management had been building the Company to be a platform for marketing and advertising initiatives and a marketplace for consumer products. On August 14, 2014 the Company entered into a Share Exchange Agreement with A-1 Vapors, Inc. as reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 22, 2014 (the “August 2014 Form 8-K”). The Company is now involve in the electronic cigarette retail market.

As soon as practicable the Company will file an Amendment to the Articles of Incorporation requesting the state of Nevada and FINRA change its name from “FreeButton, Inc.” to the new name “A1 Group, Inc.” All of the Company’s filings will reflect the new name when the process is completed with the state and federal agencies.

Recent Development

On May 23, 2014, FreeButton, Inc. entered into an Exchange Agreement with A-1 Vapors, Inc., to acquire A-1 Vapors. The transaction contemplated by the Exchange Agreement was consummated on August 14, 2014. As reported in our From 8-K filed with the SEC on August 22, 2014, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) which resulted in a Reverse Takeover with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 21,000,000 shares of common stock to all the stockholders of A-1 Vapors,, Inc., a Florida corporation (“A-1 Vapors”), incorporated in the State of Florida, on April 26, 2012. The acquisition has been treated as a recapitalization of Freebutton, Inc. with A-1 Vapors, Inc. as the accounting acquirer in accordance with the Reverse Merger rules. As a result of the consummation of the Share Exchange Agreement A-1 Vapors became a wholly-owned subsidiary of the Company and the electronic cigarette business of A-1 Vapors is now the primary business of the Company.

A-1 Vapors, Inc., a product development and marketing company catering to the electronic cigarette and accessory industry, with internet sales and multiple kiosk retail locations in the Miami area. Bruce Storrs, Chairman, Chief Executive Officer, Director and Andy Diaz Chief Operating Officer, Director of the Company, and are the sole shareholders’ of A1 Vapors, Inc.

As a result of the Share Exchange Agreement, Bruce Storrs and Andy Diaz became the majority shareholders and became the principal officers and directors of the Company.

As reported in our Form 8-K file with the SEC on May 14, 2014, on April 11, 2014 the Company entered into a Binding Letter of Intent (“LOI”) to acquire A1 Vapors, Inc. a product development and marketing firm catering to the electronic vapour cigarette industry. Under the terms of the LOI the Company will purchase all of the issued and outstanding capital stock of A1 pursuant to a definitive agreement to be entered into between the parties. Consideration for the purchase will be approximately 21 million restricted shares of the Company’s common stock. As reported in our Current Report on Form 8-k filed on May 27, 2014, on May 23, 2014 FreeButton entered into an exchange agreement (the “Exchange Agreement”) with A1 Vapors. Under the terms of the Exchange Agreement, the shareholders of A1 Vapors will receive 21,000,000 newly-issued shares of FreeButton’s Common Stock in exchange for all of A1 Vapor’s outstanding Common Stock. Upon completion of the proposed transaction, A1 will become a wholly-owned subsidiary of FreeButton. The closing date is expected to be on or before the end of the third quarter in 2014. The foregoing description of the LOI does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Plan of Operations

Our Plan is to become a leading retailer of electronic cigarette and vapor related products in the North American market. We intend to accomplish that objective through competing on price and quality, expanding our presence at physical locations, expanding distribution points and expanding our online presence.

The brands that we select to sell in addition to the A-1 Vapors, white-label brand, are selected on their general popularity with our target consumer base. We believe that this strategy will enable us to continue to offer “best-in-class” products which have the potential to increase our sales the most, while avoiding risk of product development and manufacturing. Our ability to negotiate reasonable pricing with these manufactures is also a contributing factor to selection.

We will continue to seek out and identify new products to introduce to our consumer base which we believe will increase our revenue per person and generate greater repeat business such as starter kits, a variety of batteries and new flavors to our line of e-liquid.

Comparison of the Three Month and Nine Month Periods Ended September 30, 2014 and 2013

Our net loss for the three months ended September 30, 2014 was $27,440 compared to net income of $17,636 during the same period from the prior fiscal year. During the three month period ended September 30, 2014 we generated $71,765 in revenue and incurred, Cost of goods sold of $18,552, Selling, general and administrative expenses of $75,714, Loan interest of $10,639 and Gain on debt settlement of $5,700; as compared to $71,538 in revenue, Cost of goods of $28,483 and Selling, general and administrative expenses of $25,419 and nil in Loan interest for the same period in 2013. The increase in our Selling, general and administrative costs for the three months ended September 30, 2014 , compared to the same period from the prior fiscal year was due to increase in audit, accounting , rent and management expenses. The increase in loan interest relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 14, 2014 as discussed above and as reported in the Form 8-K filed on August 22, 2014.

Our net loss for the nine months ended September 30, 2014 was $43,096 compared to net income of $26,056 during the same period from the prior fiscal year. During the nine month period ended September 30, 2014 we generated $191,534 in revenue and incurred, Cost of goods sold of $62,460, Selling, general and administrative expenses of $170,631, Loan interest of $10,639, Other income of $3,400 and Gain on debt settlement of $5,700; as compared to $155,284 in revenue, Cost of goods of $78,842 and Selling, general and administrative expenses of $50,386 and nil in Loan interest for the same period in 2013. The increase in our Selling, general and administrative costs for the nine months ended September 30, 2014 , compared to the same period from the prior fiscal year was due to increase in audit, accounting , rent and management expenses. The increase in loan interest relates to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 14, 2014 as discussed above and as reported in the Form 8-K filed on August 22, 2014.

Capital Resources and Liquidity

As of September 30, 2014, we had $80,496 in assets comprised of $60,908 in cash, $4,193 in Deposits and $15,395 in Inventory as compared to $34,873 in assets comprised of $3,856 in cash, $2,067 in accounts receivable, $ $4,193 in Deposits and $24,757 in Inventory as of December 31, 201 As of September 30, 2014, our total liabilities were $446,595 comprised of Accounts payable and accrued expenses of $49,606, Promissory Notes of $354,095 and Related party advances of $42,894 compared to total liabilities of $32,746 as of December 31, 2013 comprised of Accounts payable and accrued expenses of $1,560, Promissory Note of $nil and Related part advances of $31,186. The increases assets and liabilities are to the commencement of our new business operations upon the consummation of a change of control of the Company which occurred in August 14, 2014 as discussed above and as reported in the Form 8-K filed on August 22, 2014.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2014, the following material weaknesses existed:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the nine month period ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1-31, 2014	0	N/A	N/A	N/A
February 1-28, 2014	100,000 (1)	$0.25	N/A	N/A
March 1-31, 2014	0	N/A	N/A	N/A
April 1-30, 2014	0	N/A	N/A	N/A
May 1 – 31, 2014	100,000 (1)	$0.50	N/A	N/A
June 1 – 30, 2014	0	N/A	N/A	N/A
September 1-30, 2014	224,336	$0.15	N/A	N/A
Total	424,336	$0.256	N/A	N/A

(1) These shares were not repurchased in connection with a publicly-announced plan or program and were repurchased by the Company from various investors who previously purchased the shares from the Company in connection with a private purchase memorandum and debt conversion agreement as discussed in Note 3 to the accompanying financial statements.

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

The Exchange Agreement was consummated on August 14, 2014.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of FreeButton, Inc. as filed with the Secretary of State of Nevada, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on May 5, 2008.
3.2	By-Laws of FreeButton, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on May 5, 2008.
3.3	Corrected Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 5, 2012.
3.4	Current Report on 8-K filed on August 22, 2014, Material Definitive Agreement.
10.3*	Binding Letter of Intent between the Company and A1 Vapors Inc. effective April 11, 2014.
10.4*	Exchange Agreement between the Company and A1 Vapors Inc. effective May 23, 2014.
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FreeButton, Inc.

Dated: December 16, 2014	By:	/s/ Bruce Storrs
Bruce Storrs President, Chief Executive Officer and Secretary
(Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

