Form 10-K
period 2014-12-31
A1 Group, Inc.
filed 2015-03-26
CIK 1432290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 000-54009

A1 GROUP, INC.
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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer (Do not check if a smaller reporting company)	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, based on the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,598,525.

As of March 26, 2015, the registrant had 34,168,260 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

A1 GROUP, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

ii

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “A1 Group”, “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of A1 Group, Inc.

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

Business Overview

We are an electronic cigarette company with Internet sales and kiosk locations in the greater Miami area through our fully owned subsidiary A1 Vapors, Inc., which was incorporated in April 2012 as a Florida Corporation. A1 Vapors is a product development and marketing company catering to the electronic vapor cigarette and accessories industry. A1 Vapors offers a variety of options to choose from to appeal to all smokers including a diverse selection of devices and flavors.

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

The Company was engaged in the business of operating sweepstakes websites featuring free giveaways of premier consumer products to users who participated in online games. Prior to this the Company was offering window blind system products and ceased such operation upon the consummation of a change of control of the Company in August 2012. Since August 2012, and until mid-August 2014, management had been building the Company to be a platform for marketing and advertising initiatives and a marketplace for consumer products. On August 14, 2014 the Company entered into a Share Exchange Agreement with A-1 Vapors, Inc. as reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 22, 2014 (the “August 2014 Form 8-K”). The Company is now involved in the electronic cigarette retail market.

The Company has filed an Amendment to the Articles of Incorporation as reported in the 8-K file on January 16, 2015 requesting the state of Nevada and FINRA change its name from “FreeButton, Inc.” to the new name “A1 Group, Inc.” All of the Company’s filings will reflect the new name when the process is completed with the state and federal agencies.

Corporate History

The Company was incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. On September 28, 2012, the Company with a majority of the shareholders and directors changed its name from Secured Window Blinds, Inc. to Freebutton, Inc. On June 23, 2014 a majority of the shareholders and directors and on November 23, 2014 changed its name from Freebutton, Inc. to A1 Group, Inc.

A1 Group, Inc. is now a product development and marketing company catering to the electronic vapor cigarette and accessories industry.

Recent Developments

On May 23, 2014, FreeButton, Inc. (now known as A1 Group, Inc.) entered into an Exchange Agreement with A-1 Vapors, Inc., to acquire A-1 Vapors. The transaction contemplated by the Exchange Agreement was consummated on August 14, 2014. As reported in our From 8-K filed with the SEC on August 22, 2014, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) which resulted in a Reverse Takeover with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 21,000,000 shares of common stock to all the stockholders of A-1 Vapors,, Inc., a Florida corporation (“A-1 Vapors”), incorporated in the State of Florida, on April 26, 2012. The acquisition has been treated as a recapitalization of Freebutton, Inc. (now known as A1 Group, Inc.), with A1 Vapors, Inc. as the accounting acquirer in accordance with the Reverse Merger rules. As a result of the consummation of the Share Exchange Agreement A-1 Vapors became a wholly-owned subsidiary of the Company and the electronic cigarette business of A-1 Vapors is now the primary business of the Company.

A1 Group, Inc., (formerly known as Freebutton, Inc.) and through its wholly owned subsidiary A-1 Vapors Inc., is a product development and marketing company catering to the electronic cigarette and accessory industry, with internet sales and multiple kiosk retail locations in the Miami area. Bruce Storrs, Chairman, President, Chief Executive Officer, Treasurer, Secretary, Director and Andy Diaz Chief Operating Officer, Director of the Company, and are the sole shareholders’ of A1 Vapors, Inc.

As a result of the Share Exchange Agreement, Bruce Storrs and Andy Diaz became the majority shareholders and became the principal officers and directors of the Company.

As reported in our Form 8-K file with the SEC on May 14, 2014, on April 11, 2014 the Company entered into a Binding Letter of Intent (“LOI”) to acquire A1 Vapors, Inc. a product development and marketing firm catering to the electronic vapor cigarette industry. Under the terms of the LOI the Company will purchase all of the issued and outstanding capital stock of A1 pursuant to a definitive agreement to be entered into between the parties. Consideration for the purchase will be approximately 21 million restricted shares of the Company’s common stock. As reported in our Current Report on Form 8-k filed on May 27, 2014, on May 23, 2014 FreeButton (now known as A1 Group, Inc.) entered into an exchange agreement (the “Exchange Agreement”) with A1 Vapors. Under the terms of the Exchange Agreement, the shareholders of A1 Vapors received 21,000,000 newly-issued shares of Free Button’s (now known as A1 Group, Inc.) Common Stock (now known as A1 Group, Inc.) in exchange for all of A1 Vapor’s outstanding Common Stock. On August 22, 2014, the 21,000,000 shares were issued and A1Vapors, Inc. became a wholly-owned subsidiary of A1 Group Inc. (formerly FreeButton Inc.). The foregoing description of the LOI does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI, a copy of which is filed as Exhibit 10.3 to this Annual Report on Form 10-K and incorporated herein by reference. The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI, a copy of which is filed as Exhibit 10.4 to this Annual Report on Form 10-K and incorporated herein by reference.

FSC Agreement

On November 29, 2014 the Company entered into an Agreement with FSC Company (“FSC”) to assist with the development of a corporate vision and to build a comprehensive Operating Plan to guide the Company, and to assist in the designing of a strategic sales and marketing plan, with an associated branding strategy. This agreement includes the following;

Term:	Six (6) months. Either party may terminate the Agreement after four (4) months with a thirty (30) day advance written notice.
Fees:	Initial fee of ten thousand dollars ($10,000) at time this agreement is executed and six thousand ($6,000) per month during the final five (5) months of the engagement period.
Incentives:	the Company and FSC agree to establish an incentive plan. The Company has to provide FSC up to five hundred thousand (500,000) shares of common stock in A1Group, Inc. following the initial one hundred and twenty (120) days of the term of this Agreement , so long as items listed in the Agreement have been satisfactory delivered and all terms and conditions of the Agreement have been met.

Convertible Promissory Notes

Subsequent to the period on January 16, 2015 an agreement was reached whereby the Convertible Promissory Note of $307,266.26 dated March 11, 2014 and $16,828.56 dated June 20, 2014 would be converted to 1,473,161 common shares of A1 Group, Inc. without restrictive legend. Upon deliverance of the share certificate they will be no further obligations under the convertible promissory notes. As of the filing date of the Company’s10-K the certificate had not yet be delivered. As reported in the Company’s 8-K dated March 3, 2015.

Our Website

We currently have one operating website, www.a1vapors.com. We sell our electronic cigarettes and accessories through the web-site.

Products

The Company offer disposable electronic cigarettes in multiple sizes, puff counts, styles, flavors and nicotine strengths; rechargeable electronic cigarettes that use replaceable cartridges (also known as “atomizers or cartomizers”); and rechargeable vaporizers for use with either electronic cigarette solution (“e-liquid”) or dry herbs or leaf.

We have established arrangements with certain third party manufacturers, Kanger and Aspire, to re-brand or “white label” most of the products that we sell, which are manufactured by Kanger and Aspire, with the A1 Vapors logo. In addition, we sell major known brands such as Cloupor.

Product Descriptions

•	The disposable electronic cigarettes feature a one-piece construction that houses ass the components and is utilized until the nicotine or nicotine free solution is depleted.

•	Rechargeable electronic cigarettes feature a rechargeable battery and replaceable cartridge (also known as an “atomizer or cartomizer”). The atomizers or cartomizers are changed when the solution is depleted from use.

•	Vaporizers feature a tank or chamber, a heating element and a battery. The vaporizer user fills the tank with the e-liquid or the Chamber with dry herb or leaf. The vaporizer battery can be recharged and the tank and chamber can be refilled.

•	The electronic cigarette solution or e-liquid, is the chemical means through which electronic cigarettes and vaporizers, respectively, deliver nicotine, simulate the taste of tobacco and or other flavors in addition to emulating the act of smoking by means of the electronic cigarettes “smoke like” discharge or vapor. We offer the electronic cigarette solutions in different flavors and various strengths, in replaceable cartridges for our rechargeable e-cigarettes and in bottles for use in our vaporizers.

Competition

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes and hookahs, big tobacco companies such as; Altria Group, Inc., Lorillard, Inc., Reynolds America Inc.; through their electronic cigarettes business segments; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our electronic cigarette products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations, travel stores, shopping mall kiosks, in addition to direct public sales through internet, mail order and telesales.

As a general matter, we have access to, market and sell the similar electronic cigarettes as our competitors and we sell our products generally at similar prices as our competitors; accordingly the key competitive factors for our success is the quality of service we offer our customers, the scope and effectiveness of our marketing efforts, including media advertising campaigns and, increasingly, the ability to identify and develop new sources of customers.

We believe that we will enjoy the following competitive advantages:

Marketing, Sales and Distribution

To this point our marketing and sales efforts have been limited. As our cash-flow permits, we will increase our advertising efforts through direct television marketing, on the Internet, trade magazine ads and point of sale materials and displays at retail locations. We will also attempt to build brand awareness through innovative social marketing activities, price promotions, in-store and on-premises promotions, public relations and trade show participation.

We intend to expand our physical retail locations on a geographical basis, adding more stores in areas that are proximate to our existing locations. We believe this strategy will enable us to create a stronger presence in our core market and maximize our brand awareness in the region. We intend to increase our online marketing budget and more proactively market our website store to drive online sales.

We have not historically focused on the wholesale market, and the sale which we have made to our retailers has been inconsistent. We intend to start focusing on the opportunity by developing a retail package specifically for the distributor sales channel. We are in product development with respect to this effort and in discussions with prospective channel partners with the goal of testing our products in their stores.

Customers

We cater to two types of consumers, cigarette smokers and hookah smokers from the ages of 18 and up.

Legal Environment

Governmental Regulations

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes should be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA initially announced that it would issue proposed deeming regulations by April 2013 and then extended the deadline to October 31, 2013. As of the date of this report, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain states and cities have enacted laws which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and others have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If the use of electronic cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes would have a material adverse effect on our business, results of operations and financial condition.

The Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	The levying of substantial and increasing tax and duty charges;
•	Restrictions or bans on advertising, marketing and sponsorship;
•	The display of larger health warnings, graphic health warnings and other labeling requirements;
•	Restrictions on a packaging design, including the use of colors and generic packaging;
•	Restrictions on bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	Restrictions regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituent levels;
•	Requirements regarding testing, disclosure and use of tobacco product ingredients;
•	Increased restrictions on smoking in public and work places and, in some instances in private places and outdoors
•	Elimination of duty free allowances for travelers; and
•	Encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Available Information

Reports we file pursuant to the Exchange Act of 1934, as amended (the "Exchange Act"), including annual, quarterly and current reports and other information with the Commission and our filings are available to the public over the Internet at the Commission's website at http://www.sec.gov. The public may read and copy any materials filed by us with the Commission at the Public Reference Room at 100 F Street NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation by calling the Commission at 800-732-0330.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to electronic cigarettes.

Employees

As of December 2014, we had four employees both of whom are employed on a full-time basis.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2.	PROPERTIES

Our principal executive office is located at 7040 Avenida Encinas, Suite 104-159, Carlsbad CA 92011. We also have two retail locations at Miami International Mall, 1455 NW 107th Avenue, Doral, FL. 33172 and Bayside Market Place, 401 Biscayne Blvd., Miami, Florida 33132

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the OTC Bulletin Board and OTCQB under the symbol “SWCB” since August 13, 2010. Beginning September 2012, our symbol was changed to “FBTN”. Beginning November 2014, our symbol was changed to “AWON”. The following table sets forth the range of the quarterly high and low bid price information for fiscal years 2014 and 2013 as reported by the OTCQB and OTC Bulletin Board.

	High Bid* ($)	Low Bid* ($)
2014
First Quarter	0.88	0.48
Second Quarter	0.68	0.25
Third Quarter	0.40	0.20
Fourth Quarter	0.30	0.05
2013
First Quarter	0.66	0.40
Second Quarter	0.69	0.43
Third Quarter	0.89	0.61
Fourth Quarter	0.89	0.61

__________

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

Holders

As of March 30, 2015, there were 26 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Equity Compensation Plan Information

See the “Equity Compensation Plan Information” table in Item 12 of this Annual Report on Form 10-K.

Changes In Control Of Registrants

The information regarding the Company’s change on control in connection with the Acquisition set forth in Recent Developments (Item 1) in the Securities Exchange and acquisition of Agreement between FreeButton Inc. (now known as A1 Group, Inc.) and A-1 Vapors, Inc. is incorporated herein by reference.

At Closing the Company issued 21,000,000 shares of Common Stock to the former A-1 Vapors Shareholders in exchange for 100% of their ownership in A-1 Vapors. Prior the subject acquisition, the A-1 Vapors shareholders owned no shares of the company.

After giving the effect to the issuance of the Company Shares the number of Company Common Stock issued and outstanding is 34,168,260 of which the A-1 Vapors shareholders own approximately 61%.

Recent Sales of Unregistered Securities

On October 6, 2014, the Company received $$27,200 in Subscription receivables to issue 181,333 common shares through a private placement at $0.15 per share.

On December 23, 2014 the issued 324,000 common shares in the conversion of $32,400 of Convertible Promissory Note and accrued interest at $0.10 per share.

All sales of unregistered securities of the Company during fiscal year 2014 have previously been reported by the Company on our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K filed with the Commission.

There were no repurchase of equity securities made by the Company during the fourth quarter of fiscal year 2014.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended December 31, 2014, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended December 31, 2014 compared to Fiscal Year Ended December 31, 2013

Revenue. We generated $273,878 of revenue and had Cost of Goods of $92,551 with net revenues of $181,327 during the fiscal year ended December 31, 2014 and we generated $207,836 of revenue and had Cost of Goods of $99,953 with net revenues of $107,883 during the fiscal year ended December 31, 2013.

Operating Expenses. Total expenses for the fiscal year ended December 31, 2014 were $268,364 resulting in an operating loss for the fiscal year of $87,037 as compared to total expenses of $81,056 resulting in an operating profit of $26,827 for the fiscal year ended December 31, 2013. The operating loss for the fiscal year ended December 31, 2014 is a result of office and general expenses in the amount of $268,364, made up of management fee of $34,500, rent expense of $117,656, commissions of $30,643, marketing expenses of $19,031 and professional fees in the amount of $11,375 as compared to office and general expenses in the amount of $81,056, made up of management fee of $0, rent expense of $46,527, commissions of $7,598, marketing expenses of $393 and professional fees in the amount of $225 for the fiscal year ended December 31, 2013. The increase in office and general expenses from fiscal year 2013 to fiscal year 2014 was due to expenses related to reverse takeover of A-1 Vapors Inc., of Freebutton, Inc. (now known as A1Group, Inc.) and cost associated with this merger. The increase in management fees from fiscal year 2013 to fiscal year 2014 described above was due to the increased management time needed to manage the acquisition of the Assets of the new entity. In addition, costs increased due to the transition from A-1 Group/Vapors from a private corporation into a public entity.

Interest expense for the year ended December 31, 2014, was $20,684 compared to interest expense for the year ended December 31, 2013, in the amount of $0. Interest expense principally consists of interest on the convertible promissory notes issued by the Company as previously discussed in our Quarterly Reports on Forms 10-Q for the quarter ended September 30, 2014. Gain on debt settlement of $10,251 for the year ended December 31, 2014 was the result of the merger of the A-1 Vapors Inc. and Freebutton, Inc. (now known as A1 Group, Inc.), there was $0 Gain/loss on debt settlement for the year ending December 31, 2013.

Capital Resources and Liquidity

As of December 31, 2014, we had $24,031 of cash compared to $3,856 of cash for the year ended December 31, 2013. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $528,868. As at December 31, 2014, the Company has a working capital deficit of $351,774.

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

The full text of the Company's audited consolidated financial statements for the fiscal years ended December 31, 2014 and 2013, begins on page F-1 of this Annual Report on Form 10-K.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2014. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of December 31, 2014, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, and based on that evaluation they concluded that our internal control over financial reporting was not effective.

The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that re-evaluation due to material weakness identified below, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2014 to ensure that information required to be disclosed in our Exchange Act reports was (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, because of material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2014, the Company determined that the following items constituted a material weakness:

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function;
•	The Company’s disclosure controls and procedures do not provide adequate segregation of duties; and
•	The Company does not have effective controls over period-end financial disclosure and reporting processes.

The management believes that the material weaknesses set forth in the last two items listed above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Bruce Storrs (1)	56	President, Chief Executive Officer, Treasurer, Secretary, and Director
Andy Diaz (2)	45	Chief Operating Officer, and Director
Michele Evangelista (3)	51	Director
Moses Lopez (4)	24	Director

__________

(1) Bruce Storrs. Mr. Storrs was appointed Chief Executive Officer of the Company effective as of the Closing. Mr. Storrs founded Advanced Scientific in 1985, which focused on selling medical hospital and pharmaceutical supplies to medical centers and military hospitals and was sold in 1994. Between 1994 and 2002, he started two additional companies, Cyprus Resources and Capital Health, which were subsequently sold. In 2002 he worked as a consultant and investors to companies in the Health and Wellness industry as well as founding Better Bodies by Chemistry, which manufactures and distributes vitamins and supplements. He is also co-founder of Pacific Rim Distributors, retail and wholesale company selling and distributing medical, health and beauty products. In December 2012, Mr. Storrs invested in A-1 Vapors, Inc. and joined as an advisor to the company, and subsequently appointed as CEO in June 2014. Mr. Storrs holds a BSBM with Wilmington National University and has attended San Diego State University.

(2) Andy Diaz. Mr. Diaz was appointed as Chief Operating Officer of the Company as of the Closing. In 2005 Mr. Diaz founded A1A Sod, Sand & Soil Inc., growing the business from 1 to 25 employees and winning contract with the City of Miami and the State of Florida, generating in excess of $2 million for 2013. In 2012 Mr. Diaz co-founded A-1 Vapors, opening its first retail location in Doral, Florida, and expanding to two retail locations, as well as an on-line operation.

(3) Michele Evangelista. Ms. Evangelista will serve as Director of the Company. Since 2012 Ms. Evangelista has served as a Medical Sales rep for Advanced Scientific Supply. Ms. Evangelista holds a B.S. from Iona College.

(4) Moses Lopez. Mr. Lopez will serve as a Director of the Company. Since 2012, Mr. Lopez has served in a senior sales capacity at V2 Cigs. In 2012, Mr. Lopez co-founded A-1 Vapors, and was instrumental in the initial quality control and research activities as well as establishing the Company’s online operations. Mr. Lopez graduated from Ferguson High School.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or are removed in accordance with the Company’s bylaws and provisions of the Nevada Revised Statutes.

There are no arrangements or understandings between any of the Directors and any other person pursuant to which Mr. Storrs, Mr. Diaz, Ms. Evangelista and Mr. Lopez were selected as a director.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Our Chief Executive Officer and Chairman, Bruce Storrs, was married to Michele Evangelista, a director.

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

Code of Ethics

The Company currently does not have a code of ethics. However, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named persons, during the years ended December 31, 2014 and 2013 as our only named executive officer:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Bruce Storrs	2014	–	–	–	–	24,000	(1)	24,000
President, Chief Executive Officer, Secretary, Treasurer	2013	–	–	–	–	0	(2)	0
Andy Diaz	2014	–	–	–	–	10,500	(3)	10,500
Chief Operating Officer	2013	–	–	–	–	0	(4)	0

__________

(1) Represents Mr. Storrs compensation from A1 Group, Inc. was from August 14, 2014 through December 31, 2014.

(2) Mr. Storrs was not employed by A-1 Vapors in 2013 and received no salary, bonus or award compensation.

(3) Represents Mr. Diaz’s compensation for A1 Group, Inc. was from August 14, 2014 through December 31, 2014.

(4) Mr. Diaz served as the sole officer of A-1 Vapors in 2013 and received no salary, bonus or award compensation.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended December 31, 2014 and 2013 for either A1 Group, Inc., or A-1 Vapors, Inc.

Employment Agreements

On August 15, 2014 A1 Group, Inc., (the “Company”) signed an initial two (2) year Employment Agreement with it Chief Executive Officer, Mr. Bruce Storrs. The Company has agreed to a salary of $3,500 per month starting September 1, 2014 and a lump sum signing bonus of $10,000 due on August 29, 2014. The Storrs Agreement also calls for participation in an additional bonus plan to be determined by the Company’s board of directors.

On August 15, 2014 A1 Group, Inc., (the “Company”) signed an initial two (2) year Employment Agreement with it Chief Operating Officer, Mr. Andy Diaz. The Company has agreed to a salary of $3,500 per month starting September 1, 2014.

During the period ending December 31, 2014, the Company paid a total of $34,500 in management fees.

The foregoing descriptions of the terms of Storrs Agreement and Diaz Agreement do not purport to be complete are qualified in their entirety by reference to the provisions of such agreements as reported in our From 8-K filed with the SEC on August 22, 2014.

Compensation of Directors

During the fiscal years ended December 31, 2014 and 2013, the Company directors did not receive any compensation solely for services as a director.

Our directors Bruce Storrs, Andy Diaz, Michele Evangelista and Moses Lopez will not receive any compensation solely for services as a director. It is our current policy that our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending each board of directors meeting or meeting of a committee of the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2014.

Compensation Committee Interlocks and Insider Participation

During fiscal years 2014 and 2013, we did not have a standing compensation committee. Our Board was responsible for the functions that would otherwise be handled by the compensation committee. Our four directors conducted deliberations concerning executive officer compensation, including directors who were also executive officers.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of March 30, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of March 30, 2015 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 7040 Avenida Encinas, Suite 104-159, Carlsbad, CA 92011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Bruce Storrs	10,500,000	30.7%
President, Chief Executive Officer, Treasure, Secretary and Director
Andy Diaz	10,500,000	30.7%
Chief Operating Officer and Director
All officers and directors as a group (2 persons)	21,000,000	61.4%

__________

(1) Based on 34,168,260 shares of common stock issued and outstanding as of March 30, 2015. Each of Mr. Storrs and Mr. Diaz has sole beneficial ownership of the shares held by such individual.

ITEM 12.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Except as noted below, there has not been, nor is there currently proposed, any transaction of series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and in which any director officer, other stockholders of more than 5% of the Company’s Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

Bruce Storrs, the Company’s Chief Executive Officer, advanced funds and had outstanding balances to A-1Vapors $33,631 and $14,081 for the years ended December 31, 2014 and December 31, 2013 respectively.

Andy Diaz, the Company’s Chief Operating Officer, advanced funds and had outstanding balances to A-1Vapors $1,950 and $17,105 for the years ended December 31, 2014 and December 31, 2013 respectively.

Director Independence

Bruce Storrs, Andy Diaz, and Moses Lopez members of our board are not independent using the definition of independence under the applicable NASDAQ listing standards and the standards established by the Commission.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

The following table shows the aggregate fees we paid for professional services provided to us by Bedinger & Company for 2014 and 2013:

	2014	2013
Audit Fees	$7,793	$0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
	0
Total	$7,793	$0

Audit Fees

For the fiscal years ended December 31, 2014 and 2013, we paid approximately $7,793 and $0, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2014 and 2013, we paid approximately $0 and $0 respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2014 and 2013, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2014 and 2013 were pre-approved by our Board.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2015	A1 GROUP, INC.

By: /s/ Bruce Storrs
Bruce Storrs President, Chief Executive Officer, Treasurer and Secretary, Treasurer (Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce Storrs	President, Chief Executive Officer, Treasurer and Secretary, and Director	March 26, 2015
Bruce Storrs	(Principal Executive Officer and Principal Accounting Officer)

/s/ Andy Diaz	Chief Operating Officer and Director	March 26, 2015
Andy Diaz

EXHIBIT INDEX

3.1	Agreement and Plan of Merger, Dated May 23, 2014 by and among FreeButton, Inc., and A-1 Vapors Inc. incorporated herein by reference to Exhibit 2.1 with Form 8-K filed August 22, 2014.
3.2	Certificate of Merger for State of Florida as incorporated herein by reference to Exhibit 2.2 with Form 8-K filed August 22, 2014.
3.3	Certificate of Merger for State of Nevada as incorporated herein by reference to Exhibit 2.3 with Form 8-K filed August 22, 2014.
10.1	Storrs Employment Agreement as incorporated herein by reference to Exhibit 10.1 with Form 8-K filed August 22, 2014.
10.2	Diaz Employment Agreement as incorporated herein by reference to Exhibit 10.1 with Form 8-K filed August 22, 2014.
31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
* Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

A1 GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

December 31, 2014

F-1

A1 GROUP, INC.

(Formerly Freebutton, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

(Audited)

December 31, 2014

B E D I N G E R & C O M P A N Y

C E R T I F I E D      P U B L I C      A C C O U N T A N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of A1 Group, Inc.

We have audited the accompanying balance sheets of A1 Group, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Multimedia Platforms, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Platforms, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a significant amount of accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bedinger & Company

Concord, California

March 25, 2015

1200 CONCORD AVENUE, SUITE 250, CONCORD, CA 94520 • (925) 603-0800 • (925) 603-0804 FAX

MEMBERS OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS,
THE CENTER FOR PUBLIC COMPANY AUDIT FIRMS,
AND THE CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS,
REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

A1 GROUP, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$24,031	$3,856
Accounts receivable	–	2,067
Inventory	14,184	24,757

TOTAL CURRENT ASSETS	38,215	30.680

OTHER ASSETS	4,193	4,193

TOTAL ASSETS	$42,408	$34,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,890	$1,560
Accrued interest	30,626	–
Convertible Promissory Notes (Note 6)	324,095	–
Related Party Loans	35,571	31,186

TOTAL CURRENT LIABILITIES	394,182	32,746

TOTAL LIABILITIES	394,182	32,746

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
34,168,260 shares of common stock (December 31, 2013 –500)	34,168	500
Additional paid-in capital	32,076	(500)
Subscription receivable	110,850	–
Deficit accumulated during the development stage	(528,868)	2,127

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(351,774)	2,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$42,408	$34,873

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

A1 GROUP, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	Year ended December 31, 2014	Year ended December 31, 2013
REVENUE

Revenue	$273,878	$207,836
Cost of Goods Sold	92,551	99,953

GROSS PROFIT	$181,327	$107,883

EXPENSES
Selling, general and administrative expenses	$268,364	$81,056

TOTAL EXPENSES	(268,364)	(81,056)

NET OPERATING PROFIT (LOSS)	(87,037)	26,827

OTHER INCOME (EXPENSE)
Other income	3,400	–
Loan interest	(20,684)	–
Gain (loss) on debt settlement	10,251	–

TOTAL OTHER INCOME (EXPENSE)	(7,033)	–

NET INCOME (LOSS)	$(94,070)	$26,827

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(53.65)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	33,865,238	500

The accompanying notes are an integral part of these financial statements.

A1 GROUP, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM APRIL 26, 2012 (INCEPTION) TO DECEMBER 31, 2014

(Audited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of		Paid-in	Subscription	Development
	shares	Amount	Capital	Receivable	Stage	Total
Balances April 26, 2012	–	–	–	–	–	–

Shares issued to founders during period	500	500	(500)	–	–	–

Net loss for the year ended December 31, 2012	–	–	–	–	(24,700)	(24,700)
Balance, December 31, 2012	500	500	(500)	–	(24,700)	(24,700)

Net loss for the year ended December 31, 2013	–	–	–	–	26,827	26,827
Balance, December 31, 2013	500	500	(500)	–	2,127	2,127

Adjustment re: Share Exchange Agreement August 14, 2014	33,843,760	33,344	500	60,850	(436,925)	(342,231)

Shares issued for cash on September 25, 2014, at $0.15 per share	–	–	–	22,800	–	22,800
Shares issued for cash on October 6, 2014, at $0.15 per share	–	–	–	27,200	–	27,200
Promissory notes converted on December 23, 2014 at $0.10 per share	324,000	324	32,076	–	–	32,400

Net loss for period ended December 31, 2014	–	–	–	–	(94,070)	(94,070)

Balance, December 31, 2014	34,168,260	$34,168	$32,076	$110,850	$(528,868)	$(351,774)

The accompanying notes are an integral part of these financial statements.

A1 GROUP, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	Year ended December 31, 2014	Year ended December 31, 2013
OPERATING ACTIVITIES
Net income (loss) for the period	$(94,070)	$26,827
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	2,067	(2,067)
Inventory	10,573	(24,757)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payables	(9,337)	1,560
Increase (decrease) in accrued interest	17,544	–
Increase (decrease) in other liability	(30,000)	(4,193)

NET CASH USED IN OPERATING ACTIVITIES	(103,223)	(2,630)

NET CASH USED IN INVESTING ACTIVITIES
Cash assumed from share exchange agreement	36,613	–

NET CASH USED IN INVESTING ACTIVITIES	36,613	–

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from subscription receivable	50,000	–
Proceeds from conversion of promissory notes	32,400	–
Proceeds from related parties	4,385	6,232

NET CASH PROVIDED BY FINANCING ACTIVITIES	86,785	6,232

NET INCREASE (DECREASE) IN CASH	20,175	3,602

CASH, BEGINNING	3,856	254

CASH, ENDING	$24,031	$3,856

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities
Promissory note issued for assets and business acquisition	$–	$–
Common stock issued for service	$–	$–
Debt forgiveness of related party	$–	$–

The accompanying notes are an integral part of these financial statements.

A1 GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on November 27, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of Ontario on February 2, 2007. On September 28, 2012, the Company with a majority of the shareholders and directors changed its name from Secured Window Blinds, Inc. to Freebutton, Inc. On June 23, 2014 a majority of the shareholders and directors and on November 23, 2014 changed its name from Freebutton, Inc. to A1 Group, Inc.

A1 Group, Inc. is now a product development and marketing company catering to the electronic vapour cigarette and accessories industry.

On August 14, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) which resulted in a Reverse Takeover with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 21,000,000 shares of common stock to all the stockholders of A-1 Vapors,, Inc., a Florida corporation (“A-1 Vapors”), incorporated in the State of Florida, on April 26, 2012. The acquisition has been treated as a recapitalization of Freebutton, Inc. with A-1 Vapors, Inc. as the accounting acquirer in accordance with the Reverse Merger rules. As a result of the consummation of the Share Exchange Agreement A-1 Vapors became a wholly-owned subsidiary of the Company and the electronic cigarette business of A-1 Vapors is now the primary business of the Company.

Going concern

To date the Company has generated revenues from its business operations and has incurred operating losses since inception of $528,868. As at December 31, 2014, the Company has a working capital deficit of $351,774. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on increasing sales and raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Comprehensive Loss

FASB Statement Number 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

A1 GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company follows FASB ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. No stock-based compensation has been issued as of December 31, 2014.

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

A1 GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2014

NOTE 3 – STOCKHOLDERS’ EQUITY/DEFICIT

The Stockholders’ Equity/Deficit section of the Company contains the following classes of Capital Stock as of December 31, 2014.

-	Common stock $0.001 par value: 75,000,000 shares authorized: 34,168,260 shares issued and outstanding.

On August 14, 2014, 21,000,000 shares were returned to the Company in anticipation of the acquisition of A1 Vapors, Inc.

On August 14, 2014, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 21,000,000 shares of common stock to all the stockholders of A-1 Vapors, Inc., a Florida corporation (“A-1 Vapors”).

As a result of the Reverse Merger with A-1 Vapors, Inc. and A1 Group, Inc. (formerly Freebutton, Inc.) carried forward 12,844,260 common shares, and subscription receivable representing 272,336 common shares valued at $342,231 in net liabilities assumed of A1 Group, Inc. (formerly Freebutton, Inc.) prior to August 14, 2014. The net liabilities consisted of $36,613 in cash, $24,749 in accrued liabilities and $354,095 in promissory notes.

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

On December 23, 2014 the issued 324,000 common shares in the conversion of $32,400 of Convertible Promissory Note and accrued interest at $0.10 per share.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with a related party:

As of the period ending December 31, 2014, the CEO has advanced $33,621 and the COO has advanced $1,950 to the Company. The advances are unsecured, non-interest bearing and are payable on demand. Subsequent to the period on January 12, 2015 the amount owing to the COO was paid in full.

Employment Agreement with its Chief Operating and Chief Executive Officers

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

During the period ending December 31, 2014, the Company paid a total of $34,500 in management fees.

NOTE 5 – COMMITMENTS

Kiosk Space

The Company began leasing kiosk space in greater Miami in 2013 and run through 2015. At December 31, 2014, contractual obligations were as follows:

• Period beginning October 1, 2014 to December 31, 2014 - Rent Obligations -	$27,327
• Period ending December 31, 2015 – Rent Obligations -	$39,125

A1 GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2014

NOTE 5 – COMMITMENTS (continued)

FSC Agreement

On November 29, 2014 the Company entered into an Agreement with FSC Company (“FSC”) to assist with the development of a corporate vision and to build a comprehensive Operating Plan to guide the Company, and to assist in the designing of a strategic sales and marketing plan, with an associated branding strategy. This agreement includes the following;

Term:	Six (6) months. Either party may terminate the Agreement after four (4) months with a thirty (30) day advance written notice.
Fees:	Initial fee of ten thousand dollars ($10,000) at time this agreement is executed and six thousand ($6,000) per month during the final five (5) months of the engagement period.
Incentives:	the Company and FSC agree to establish an incentive plan. The Company has to provide FSC up to five hundred thousand (500,000) shares of common stock in A1Group, Inc. following the initial one hundred and twenty (120) days of the term of this Agreement , so long as items listed in the Agreement have been satisfactory delivered and all terms and conditions of the Agreement have been met.

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

On October 23, 2013 the Company signed a Convertible Promissory Note for $10,000, with an interest rate of 8% with a maturity date of October 23, 2014. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $90,000 at a differing price. On December 23, 2014 the Convertible Promissory Note of $10,000 plus accrued interest of $800 were converted to 108,000 restricted common shares of the Company at $0.10 per share.

On December 23, 2013 the Company signed a Convertible Promissory Note for $20,000, with an interest rate of 8% with a maturity date of December 23, 2014. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $180,000 at a differing price. On December 23, 2014 the Convertible Promissory Note of $20,000 plus accrued interest of $1,600 were converted to 216,000 restricted common shares of the Company at $0.10 per share.

On March 11, 2014 the Company signed a consolidated and extension of the Company’s Promissory Notes. The New total amount of the combined Promissory Note is $307,266.26 with an interest rate of 8% and maturity date of August 28, 2014. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $1,000,000 at a differing price. In the event the Company does not pay the outstanding balance by August 28, 2014, the interest rate of the Promissory Note increases to 12% per annum. The promissory note is in default and the 12% interest rate is in effect. (Refer to Note 9 – Subsequent Events).

On June 20, 2014 the Company signed a Convertible Promissory Note for $16,828.56, with an interest rate of 8% with a maturity date of December 20, 2014. The issuer of the Convertible Promissory Note has the option to convert all or portion of the Promissory Note into common shares of the Company. The Conversion price share would be $0.10, unless the Company has, between the issue date of the Promissory Note and its Maturity date, sold its capital stock in financing in which the Company received gross proceeds of an excess of $152,000 at a differing price. (Refer to Note 9 – Subsequent Events).

The conversion of the Promissory Note(s) is contingent upon an “Event Default” and the Promissory Note is not currently convertible. If the Promissory Note does become convertible the non-cash expense to the Company is dependent on the trading value of the Company’s stock on the day of conversion and the $0.10 conversion price. The estimated non-cash expense if the Promissory notes had been converted as of December 31, 2014 would have been $678,735.

Subsequent to the period on January 16, 2015 an agreement was reached whereby the Convertible Promissory Note of $307,266.26 dated March 11, 2014 and $16,828.56 dated June 20, 2014 would be converted to 1,473,161 common shares of A1 Group, Inc. without restrictive legend. Upon deliverance of the share certificate they will be no further obligations under the convertible promissory notes. As of the filing date of the Company’s10-K the certificate had not yet be delivered.

A1 GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2014

NOTE 7 – ASSET AND BUSINESS ACQUISITION

A1 Vapors, Inc. – Share Exchange Agreement

On August 14, 2014 FreeButton (now known as “A1 Group, Inc.”) entered into an exchange agreement (the “Exchange Agreement”) with A1 Vapors, Inc. Under the terms of the Exchange Agreement, the shareholders of A1 Vapors, Inc. received 21,000,000 newly-issued shares of FreeButton’s Common Stock in exchange for all of A1 Vapor’s outstanding Common Stock. A1 Vapors, Inc. has become a wholly-owned subsidiary of A1 Group, Inc. (formerly known as FreeButton). The acquisition has been treated as a recapitalization of the Company with Al Vapors as the accounting acquirer in accordance with the Reverse Merger rules. As a result of the proposed consummation of the Share Exchange Agreement A1 Vapors, Inc. will become a wholly-owned subsidiary of the Company and the electronic vapour cigarette industry will become the primary business of the company.

NOTE 8 – INCOME TAXES

For the years ended December 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014 and 2013, the Company had approximately $32,925 and $nil of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$32,925	$	nil
Valuation allowance	(32,925)		(nil)
Total deferred tax assets	$–		$–

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $32,925 and $nil respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014 and 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2014 & 2013

Federal statutory tax rate	(35.0) %
Permanent difference and other	35.0%

A1 GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

DECEMBER 31, 2014

NOTE 9 – SUBSEQUENT EVENTS

Convertible Redeemable Notes

Subsequent to the period on January 8, 2015 the Company entered into two (2) 8% Convertible Redeemable Note each for $26,500 (total of $53,000). Term is for one (1) year due January 8, 2016. Details of the Notes as follows;

Conversion Discount:	The principal and accrued interest under the Notes will be convertible into shares at a 50% discount to the lowest closing bid and price with a 15 day look back.
Prepayment Option:	During the first 180 days the Notes are in effect may be prepaid with a prepayment premium equal to 150% of the principal outstanding plus accrued interest. The Notes cannot be prepaid after the 180th day.
Expenses:	The Investor(s) will deduct legal fees of $1,500 from each Note (total of $3,000).

Convertible Promissory Notes

Subsequent to the period on January 16, 2015 an agreement was reached whereby the Convertible Promissory Note of $307,266.26 dated March 11, 2014 and $16,828.56 dated June 20, 2014 would be converted to 1,473,161 common shares of A1 Group, Inc. without restrictive legend. Upon deliverance of the share certificate there will be no further obligations under the convertible promissory notes. As of the filing date of the Company’s10-K the certificate had not yet be delivered.

